Form 10-Q
period 1996-03-31
HAVEN BANCORP INC
filed 1996-05-14
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  000-21628

                        HAVEN BANCORP INC.
      (Exact name of registrant as specified in its charter)

                            DELAWARE
  (State or other jurisdiction of incorporation or organization)

                            11-315380
              (I.R.S. Employer Identification No.)

         93-22 JAMAICA AVENUE, WOODHAVEN, NEW YORK  11421
        (Address of principal executive offices)  (Zip Code)

                          (718) 847-7041
        (Registrant's telephone number, including area code)

                          NOT APPLICABLE
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                        X  Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 4,288,208 shares of the Registrant's common stock outstanding as of May 10, 1996.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of March 31, 1996 and December 31, 1995         3

         Consolidated Statements of Operations for the
         Three Months ended March 31, 1996 and 1995         4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Three Months
         ended March 31, 1996 and 1995                      5

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 1996 and 1995         6

         Notes to Consolidated Financial Statements      7-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  14-28


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                              28-30

Item 2.  Changes in Securities                             31

Item 3.  Defaults Upon Senior Securities                   31

Item 4.  Submission of Matters to a Vote of Security
         Holders                                        31-32

Item 5.  Other Information                                 32

Item 6.  Exhibits and Reports on Form 8-K                  32

    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except per share data)
                          (Unaudited)

                                                                       March 31,    December 31,
                                                                         1996          1995
                                                                       ---------    ------------
ASSETS
Cash and due from banks                                                $  25,431     $  29,790
Money market investments                                                   6,972         9,064
Securities available for sale (note 2)                                   518,009       503,058
Loans held for sale                                                       11,263        11,412
Debt securities held to maturity (estimated fair value of $101,925
  and $126,811 in 1996 and 1995, respectively) (note 2)                  103,751       127,796
Federal Home Loan Bank of NY stock, at cost                                8,138         8,138
Mortgage-backed securities held to maturity (estimated fair value of
  $194,774 and $189,551 in 1996 and 1995, respectively) (note 2)         198,385       190,714
Loans:
  First mortgage loans                                                   539,113       519,804
  Cooperative apartment loans                                              9,972        10,187
  Other loans                                                             37,278        38,967
                                                                       ---------     ---------
     Total loans                                                         586,363       568,958
Less allowance for loan losses                                            (8,859)       (8,573)
                                                                       ---------     ---------
  Loans, net                                                             577,504       560,385
Premises and equipment, net                                                7,594         7,590
Accrued interest receivable                                               10,369        10,736
Real estate owned, net                                                     1,696         2,033
Other assets                                                              15,964        12,100
                                                                       ---------     ---------
     Total assets                                                     $1,485,076    $1,472,816
                                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                             1,096,400     1,083,446
  Borrowed funds                                                         240,864       270,583
  Mortgagors' escrow balances                                              7,105         3,227
  Due to broker                                                           32,512         5,000
  Other liabilities                                                       14,658        12,041
                                                                       ---------     ---------
     Total liabilities                                                 1,391,539     1,374,297
                                                                       ---------     ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                          -             -
  Common stock, $.01 par value, 10,500,000 shares authorized,
    4,959,375 issued; 4,287,464 and 4,511,457 shares
    outstanding at March 31, 1996 and December 31, 1995, respectively         50            50
  Additional paid-in capital                                              47,554        47,331
  Retained earnings, substantially restricted                             60,405        57,919
  Unrealized (loss) gain on securities available for sale, net
    of tax effect                                                           (318)        2,083
  Treasury stock, at cost (671,911 and 447,918 shares at March 31,
    1996 and December 31, 1995, respectively) (note 3)                   (11,519)       (6,023)
  Unallocated common stock held by Bank's ESOP                            (2,110)       (2,197)
  Unearned common stock held by Bank's Recognition Plans and Trusts         (525)         (644)
                                                                       ---------     ---------
      Total stockholders' equity                                          93,537        98,519
                                                                       ---------     ---------
      Total liabilities and stockholders' equity                      $1,485,076    $1,472,816
                                                                       =========     =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Operations
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1996          1995
                                                          ----          ----
Interest income:
  Mortgage loans                                          $11,390      $ 9,813
  Other loans                                                 975        1,053
  Mortgage-backed securities                               10,158        8,190
  Money market investments                                     55           93
  Debt securities                                           3,327        2,695
                                                           ------       ------
     Total interest income                                 25,905       21,844
                                                           ------       ------
Interest expense:
 Deposits:
  Passbook accounts                                         2,334        2,685
  NOW accounts                                                209          188
  Money market accounts                                       456          165
  Certificate accounts                                      7,705        6,550
 Borrowings                                                 3,862        2,333
                                                           ------       ------
    Total interest expense                                 14,566       11,921
                                                           ------       ------
Net interest income before provision for loan losses       11,339        9,923
Provision for loan losses                                     650          600
                                                           ------       ------
Net interest income after provision for loan losses        10,689        9,323
                                                           ------       ------
Non-interest income:
  Loan fees and servicing income                              324          337
  Savings/checking fees                                       772          666
  Net gain on sales of interest-earning assets                144         -
  Insurance annuity and mutual fund fees                      692          527
  Other                                                       221          336
                                                           ------       ------
     Total non-interest income                              2,153        1,866
                                                           ------       ------
Non-interest expense:
  Compensation and benefits                                 3,739        3,499
  Occupancy and equipment                                     862          839
  Real estate owned operations, net                            70          539
  Federal deposit insurance premiums                          617          651
  Other                                                     2,157        2,140
                                                           ------       ------
     Total non-interest expense                             7,445        7,668
                                                           ------       ------
Income before income tax expense                            5,397        3,521
Income tax expense                                          2,539        1,675
                                                           ------       ------
Net income                                                 $2,858       $1,846
                                                           ======       ======
Net income per common share:  Primary                      $ 0.64       $ 0.41
                                                           ======       ======
                              Fully diluted                $ 0.64       $ 0.41
                                                           ======       ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
           Consolidated Statements of Cash Flows
        (Dollars in thousands, except per share data)
                        (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                            1996      1995
                                                                            ----      ----
Net cash flows from operating activities:
  Net income                                                               $ 2,858   $ 1,846
  Adjustments to reconcile net income to net cash provided used in operating activities:
   Amortization of cost of stock benefit plans                                 347       353
   Amortization of net deferred loan origination fees                          (84)      (93)
   Premiums and discounts on loans, mortgage-backed and debt securities        643      (528)
   Provision for loan losses                                                   650       600
   Provision for losses on real estate owned                                   100       300
   Deferred income taxes                                                    (2,490)    1,239
   Net gain on sales of interest-earning assets                               (144)     -
   Depreciation and amortization                                               272       248
   Decrease (increase) in accrued interest receivable                          367      (580)
   Increase (decrease) in due to broker                                     27,512   (29,310)
   Increase (decrease) in other liabilities                                  2,617      (868)
   Decrease (increase) in other assets                                      (1,374)   (2,472)
                                                                            ------    ------
Net cash provided by (used in) operating activities                         31,274   (29,265)
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                    (18,143)   (8,036)
  Proceeds from disposition of assets (including REO)                        1,336     3,637
  Purchases of securities available for sale                              (173,162)      -
  Principal repayments and maturities on securities available for sale      25,911       427
  Proceeds from sales of securities available for sale                     129,375       -
  Purchases of debt securities held to maturity                             (5,990)  (33,730)
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                        30,043       700
  Purchases of mortgage-backed securities held to maturity                 (15,060)  (15,833)
  Principal repayments on mortgage-backed securities held to maturity        6,512    13,424
  Net decrease in premises and equipment                                       276        15
                                                                            ------    ------
Net cash used in investing activities                                      (18,902)  (39,396)
                                                                            ------    ------
Cash flows from financing activities:
  Net increase in deposits                                                  12,954    24,889
  Net (decrease) increase in borrowed funds                                (29,719)   41,585
  Increase in mortgagors' escrow balances                                    3,878     3,207
  (Purchase)/reissuance of treasury stock                                   (5,516)      119
  Payment of common stock dividends                                           (442)      -
  Stock options exercised                                                       22       -
                                                                            ------    ------
Net cash (used in) provided by financing activities                        (18,823)   69,800
                                                                            ------    ------
Net (decrease) increase in cash and cash equivalents                        (6,451)    1,139
Cash and cash equivalents at beginning of period                            38,854    30,472
                                                                            ------    ------
Cash and cash equivalents at end of period                                 $32,403   $31,611
                                                                            ======    ======
Supplemental information:
  Cash paid during the period for:
  Interest                                                                 $13,556   $11,210
  Additions to real estate owned                                             1,050     1,741
  Loans transferred to loans held for sale                                     -      12,038
  Securities purchased, not yet received                                    32,512     1,490
                                                                            ======    ======

See accompanying notes to consolidated financial statements.

                              HAVEN BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                  Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)

                                                                          Unrealized
                                                                          Gain (Loss)           Unallocated  Unearned
                                                     Additional          on Securities            Common      Common
                                              Common  Paid-In   Retained   Available   Treasury Stock Held  Stock Held
                                              Stock   Capital   Earnings   for Sale     Stock     by ESOP     by RRP     Total
                                              ------ ---------- -------- ------------- -------- ----------- ----------   -----
                                                                                  (In thousands)

Balance at December 31, 1995                   $  50   47,331    57,919      2,083      (6,023)   (2,197)     (644)     98,519
Net income for the three months ended
  March 31, 1996                                  -       -       2,858        -           -         -          -        2,858
Dividends declared (note 3)                       -       -        (368)       -           -         -          -         (368)
Purchase of treasury stock (225,537 shares)
  (note 4)                                        -       -         -          -        (5,516)      -          -       (5,516)
Stock options exercised, net of tax effect
  (1,544 shares)                                  -        82        (4)       -            20       -          -           98
Change in unrealized gain (loss) on securities
  available for sale, net of tax effect           -       -         -       (2,401)        -         -          -       (2,401)
Allocation of ESOP stock and amortization of
  award of RRP stock, net of tax effect           -       141       -          -           -          87       119         347
                                                ----   ------    ------     ------      ------    ------     -----      ------
Balance at March 31, 1996                         50   47,554    60,405       (318)    (11,519)   (2,110)     (525)     93,537
                                                ====   ======    ======     ======      ======    ======     =====      ======
Balance at December 31, 1994                      50   46,495    50,331     (1,880)     (5,093)   (2,725)     (943)     86,235
Net income for the three months ended
  March 31, 1995                                  -       -       1,846        -           -         -          -        1,846
Reissued Treasury Stock contributed to
  RRP (9,918 shares)                              -        49       -          -           119       -        (168)          0
Change in unrealized gain (loss) on securities
  available for sale, net of tax effect           -       -         -          925         -         -          -          925
Allocation of ESOP stock and amortization
  of award of RRP stock                           -        93       -          -           -         147       113         353
                                                ----   ------    ------     ------      ------    ------     -----      ------
Balance at March 31, 1995                         50   46,637    52,177       (955)     (4,974)   (2,578)     (998)     89,359
                                                ====   ======    ======     ======      ======    ======     =====      ======




See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1996 and 1995
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, Columbia Federal Savings Bank ("Columbia Federal" or the "Bank") and subsidiaries, as of March 31, 1996 and December 31, 1995 and for the three-month period ended March 31, 1996 and 1995, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995.


NOTE 2 - DEBT, EQUITY AND MORTGAGE-BACKED SECURITIES ("MBSs"). Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), debt securities and MBSs which the Company has the ability and the intent to hold until maturity, are carried at cost adjusted for amortization of premiums and accretion of discounts. Debt and equity securities and MBSs to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale securities which are recorded at fair value, with unrealized gains (losses) reported as a separate component of stockholders' equity, net of taxes.

In November, 1995, the Financial Accounting Standards Board ("FASB") issued an implementation guide for SFAS No. 115. The implementation guide provided guidance in the form of a question and answer format and allowed an opportunity from mid-November 1995 to December 31, 1995 for companies to reclassify securities in the held to maturity portfolio to securities in the available for sale portfolio without tainting the remainder of the portfolio. In connection with the implementation guide for SFAS No. 115, the Company reclassified $41.9 million of debt securities and $405.3 million of MBSs previously classified as held to maturity to securities available for sale.

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at March 31, 1996 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $100,172        -        (2,786)    97,386
  FNMA Preferred Stock                            10,000         50        -        10,050
                                                 -------      -----      ------    -------
                                                 110,172         50      (2,786)   107,436
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                               15,683        218        -        15,901
  FNMA Certificates                               60,067      1,115        (213)    60,969
  FHLMC Certificates                             115,353      1,475        (347)   116,481
  CMOs and REMICS                                217,337        898      (1,013)   217,222
                                                 -------      -----      ------    -------
                                                 408,440      3,706      (1,573)   410,573
                                                 -------      -----      ------    -------
Total                                           $518,612      3,756      (4,359)   518,009
                                                 =======      =====      ======    =======

The net unrealized loss on securities available for sale at March
31, 1996, was reported as a separate component of stockholders' equity, in the amount of $318,000 which is net of a tax effect of $285,000.

                DEBT SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities held to maturity at March 31, 1996 are summarized as follows:

                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                           ---------  ----------  ----------  ---------
                                                          (In thousands)
U.S. Government and Agency obligations      $ 58,426       54       (1,070)      57,410
Corporate debt securities                     45,325       16         (826)      44,515
                                             -------       --       ------      -------
Total                                       $103,751       70       (1,896)     101,925
                                             =======       ==       ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.


          MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of MBSs held to maturity at March 31, 1996 are summarized as follows:

                                  Gross       Gross     Estimated
                     Amortized  Unrealized  Unrealized    Fair
                       Cost       Gains      Losses       Value
                     ---------  ----------  ----------  ---------
                                   (In thousands)

FHLMC Certificates   $ 38,915       300        (639)      38,576
FNMA Certificates      76,521       164      (2,597)      74,088
CMOs and REMICs        82,949       240      (1,079)      82,110
                      -------     -----      ------      -------
     Total           $198,385       704      (4,315)     194,774
                      =======     =====      ======      =======


It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.


NOTE 3 - STOCK REPURCHASE PLAN. On December 27, 1995, the Office of Thrift Supervision ("OTS") approved a third five percent stock repurchase program authorized by the Board of Directors of the Company. The repurchase program was completed on March 11, 1996 with a total of 225,537 shares purchased at an average of $24.46 per share. The Company previously repurchased 235,570 shares of its common stock in a program that was completed on June 28, 1995 and 247,969 shares in a program completed on May 13, 1994.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the three months ended March 31, 1996 are as follows:

                                                 Weighted Average
                                       Options    Exercise Price
                                       -------   ----------------
Balance at December 31, 1995           480,463        $10.84
  Granted                                 -              -
  Forfeited                               -              -
  Exercised                             (1,544)       $10.00
                                       -------         -----
Balance at March 31, 1996              478,919        $10.84
                                       =======         =====
Shares exercisable at March 31, 1996   384,716        $10.24
                                       =======         =====


NOTE 5 - DIVIDENDS PAYABLE. On March 28, 1996, the Company's Board of Directors approved a quarterly cash dividend of $0.10 per share, payable on April 29, 1996, to shareholders of record as of April 8, 1996.


NOTE 6 - CONTINGENCIES. On February 6, 1995, Nationar, the entity that provided check collection services for the Bank was seized by the Superintendent of Banks of the State of New York ("Superintendent"). Checks in process of collection for the Bank totalling $8.9 million were held by Nationar at the time it was seized. In April 1995, $3.9 million of these funds were remitted to the Bank. On April 26, 1995, the Superintendent submitted an Interim Status Report ("Interim Report") regarding the business and affairs of Nationar to the Supreme Court of the State of New York ("Court"), in accordance with the relevant provisions of the Banking Law of the State of New York. Attached to the Interim Report was a preliminary Statement of the Net Assets and Liabilities in Liquidation for Nationar as of February 6, 1995 ("Preliminary Statement"), which showed a net deficit of liabilities in excess of assets of approximately $29.4 million.
The Superintendent indicated in the Interim Report that the review of potential claims against Nationar was not yet complete and that any estimate of the net deficit of Nationar (and potential creditor recoveries) may differ materially from the amounts shown in the Preliminary Statement as a result of, among other things, the ultimate realization on the assets of the estate, the total amount of claims presented, the results of the claims reconciliation process, the valuation of collateral and the review and classification of priority claims. Under the Banking Law, there may be certain preferences that might affect the percentage recovery of any particular institution. The Interim Report did not indicate whether or the extent to which the Bank or a similarly situated institution would recover amounts owed by Nationar. On August 3, 1995, the Superintendent submitted a Second Interim Status Report ("Second Interim Report") which generally discussed
(i) the disposition of substantially all of the business lines of Nationar; (ii) the reduction in real property lease costs of Nationar; (iii) the liquidation of securities deposited with Nationar by subscribers to Nationar's capital debenture program; and (iv) claims processing for creditors and stockholders of Nationar. The Second Interim Report also showed a slight increase in an estimate of the proceeds realized as of June 30, 1995 from the liquidation of Nationar's assets from the February 6, 1995 estimate. On September 5, 1995, the Superintendent issued a Third Interim Status Report. The Third Interim State Report reported that at least $301 million (unaudited) of timely filed proofs of claim were received and stated that the Banking Department is reconciling these claims with Nationar's records and will in accordance with the Banking Law either accept or reject these claims.

Management is taking all steps necessary to recover the amounts owed the Bank by Nationar. During the third quarter of 1995, the Bank filed Proofs of Claim totalling $5.0 million in the aggregate. However, there was a reasonable likelihood that the Bank would not recover all of the amounts owed by Nationar. Accordingly, management established a reserve for potential losses associated with Nationar deposits, in connection with its normal procedure for monitoring asset quality. During the year ended December 31, 1995, the Bank recorded $430,000 related to the ultimate recovery of amounts owed by Nationar.

On February 5, 1996, the Bank was notified by the Superintendent that all of its filed proofs of claim had been accepted and that he will recommend to the Court that all but $54,000 of the Bank's claims are entitled to priority of payment. No objections to the Superintendent's recommendation that the Court grant priority to all but $54,000 of the Bank's claims were filed. The Court entered an order granting priority of payment for approximately $5,045,537 of the Bank's claims on April 10, 1996. The Superintendent also issued a Fourth Interim Report on the administration and current status of the Nationar estate. Among other things, the Superintendent reported that he had accepted or recommended for acceptance claims totalling approximately $207 million, of which approximately $118.5 million were recommended for priority or other special treatment, that claims totalling approximately $256 million had been rejected or withdrawn, and that Nationar's assets included almost $230 million in cash and cash equivalents. The

Superintendent also reported that Nationar's assets and liabilities were subject to the ongoing claims process, including the resolution of objections to claims and of litigation over rejected claims. Based on the foregoing, the Bank believes that the reserves established in 1995 continue to be adequate.


NOTE 7 - RECENT ACCOUNTING/REGULATORY PRONOUNCEMENTS. In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets such as plant and equipment and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 was adopted by the Company on January 1, 1996 and did not have a material effect on the Company's financial statements.

In May, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. This statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance. SFAS No. 122 was adopted by the Company on January 1, 1996 and did not have a material effect on the Company's financial statements.

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS No. 123 covers transactions with employees and non-employees.

SFAS No. 123 established a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is contained in APB Opinion 25 ("Opinion 25"). However, SFAS No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (1) to continue to use the Opinion 25 method or (2) to adopt the SFAS No. 123 fair value based method. SFAS No. 123 fair value based method is considered by the FASB to be preferable to the Opinion 25 method, and thus, once the fair value based method is adopted, an entity cannot change back to the Opinion 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions. For entities not adopting SFAS No. 123 fair value based method, SFAS No. 123 requires the entity to display in the footnotes to the financial statements pro forma net income and earnings per share information as if the fair value based method had been adopted. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using the Opinion 25 method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Pro forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994, need not be included in the financial statements for that fiscal year, but should be presented subsequently whenever financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. The Company will continue to apply the Opinion No. 25 method in preparing its consolidated financial statements and will provide the pro forma disclosures required by SFAS No. 123.


NOTE 8 - NET INCOME PER SHARE OF COMMON STOCK. Primary and fully diluted net income per share were determined by dividing net income by the weighted average number of shares outstanding. There were 4,460,244 primary shares outstanding and 4,460,997 fully diluted shares outstanding for the three months ended March 31, 1996. The weighted average number of shares outstanding does not include 210,955 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of March 31, 1996 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Stock options are regarded as common stock equivalents and are considered in both primary earnings per share and fully diluted earnings per share using the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                        GENERAL

Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") is the holding company for Columbia Federal Savings Bank ("Columbia" or the "Bank"), a federally chartered stock savings bank. Columbia converted from a mutual to a stock savings bank on September 23, 1993 in conjunction with the issuance of the Bank's capital stock to Haven Bancorp.

Haven Bancorp's business currently consists of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one-to four-family, owner occupied residential mortgage loans. In addition, in times of low loan demand, the Bank will invest in debt, equity and MBSs to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans, equity lines of credit and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses as well as non-interest income and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.


ANALYSIS OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1995 TO
MARCH 31, 1996

                            ASSETS

Total assets increased by $12.3 million or 0.8% to $1.5 billion at March 31, 1996. Securities available for sale increased by $14.9 million, or 3.0% to $518.0 million at March 31, 1996 from $503.1 million at December 31, 1995. During the quarter ended March 31, 1996, the Bank purchased $90.2 million of government agency securities, $73.0 million of MBSs and $10.0 million in FNMA Preferred Stock. These were offset by sales and principal repayments of $129.4 million and $25.9 million, respectively. The purchases and sales during the quarter in the available for sale portfolio were done to minimize market risk and improve the overall net interest margin. During the first quarter of 1996, $84.5 million of MBSs were sold in the available for sale portfolio with an average yield of 6.0% and replaced with $90.0 million of Agency Callable Notes yielding approximately 7.25%. Debt securities held to maturity declined by $24.0 million, or 18.8% to $103.8 million at March 31, 1996 from $127.8 million at December 31, 1995 mainly due to principal repayments and calls totalling $30.0 million which were partially offset by purchases totalling $6.0 million.
Finally, during the first quarter of 1996, the Bank purchased $15.1 million of MBS securities for the held to maturity portfolio which were offset by principal repayments totaling $6.5 million.

Net loans increased by $17.1 million or 3.1% to $577.5 million at March 31, 1996 from $560.4 million at December 31, 1995. Loan originations during the quarter totaled $36.0 million (comprised of $22.9 million of residential one-to four-family mortgage loans, $1.7 million of equity loans and lines of credit, $274,000 of construction advances, and $11.1 million of commercial real estate and multi-family loans. Originations for residential one-to four-family mortgage loans included purchases of $3.7 million of residential loans in the secondary market.

Multi-family, commercial real estate and construction and land lending are generally believed to involve a higher degree of credit risk than one-to four-family lending because such loans typically involve higher principal amounts and the repayment of such loans generally is dependent on income produced by the property sufficient to cover operating expenses and debt service. Economic events that are outside the control of the borrower or lender could adversely impact the value of the security for the loan or the future cash flows from the borrower's property. In recognition of these risks, the Bank has instituted more stringent underwriting criteria for all of its loans and originates multi-family, commercial real estate and construction and land loans only on a selective basis. During the first quarter of 1996, principal repayments totalled $16.9 million, $1.0 million was transferred to REO and $679,000 of loans were sold in the secondary market.

REO, net decreased by $337,000 or 16.6% to $1.7 million (net of a $182,000 reserve) at March 31, 1996 from $2.0 million (net of a $178,000 reserve) at December 31, 1995. During the first quarter, the Bank sold $657,000 of REO, acquired $1.0 million of REO properties and recorded write-downs to fair value of $726,000 on various properties. (See discussion of non-performing assets on pages 17-19).

Included in other assets at March 31, 1996 was $6.6 million of net deferred tax assets compared to $4.1 million at December 31, 1995. The increase was primarily due to $2.1 million which represents the tax effect of the decrease in the unrealized gain on securities available for sale from December 1995 to March 1996. Management believes that the continuation of the improving trend in non-performing assets along with the Company's outlook for future earnings, will allow the Company to generate future taxable income sufficient to utilize the deferred tax asset over time.


                        LIABILITIES

Deposits increased by $13.0 million between December 31, 1995 and March 31, 1996 primarily due to an increase in certificates of deposit outstanding of $18.5 million for the quarter. The Bank's strategy has been to attract deposits from short to median term certificates of deposit (up to 24 months) as a lower cost alternative to borrowed funds to fund loan originations. Borrowed funds decreased by $29.7 million or 11.0% to $240.9 million from $270.6 million at December 31, 1995 primarily due to declines of $13.6 million and $16.3 million, respectively, in FHLB advances and repurchase agreements. During March, 1996, the Bank applied proceeds totalling approximately $21.0 million from the sale of securities available for sale to temporarily pay down borrowings. Due to brokers totalling $32.5 million includes amounts due at quarter end on securities purchased, not yet delivered.


                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity decreased to $93.5 million at March 31, 1996 from $98.5 million at December 31, 1995. Net income of $2.9 million for the quarter was offset by the purchase of 225,537 shares of treasury stock for $5.5 million. In addition, there was a decline of $2.4 million in the unrealized gain on securities available for sale and the Company declared dividends of $368,000 during the quarter. The allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs increased stockholders' equity by $347,000.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and real estate owned.

                                     March 31,      December 31,
                                       1996             1995
                                     ---------      ------------
Non-accrual loans
  One-to four-family                  $ 3,743           3,800
  Cooperative                             619             871
  Multi-family                            697             967
  Non-residential and other             4,006           4,167
                                       ------          ------
     Total non-accrual loans            9,065           9,805
                                       ------          ------
Restructured loans
  One-to four-family                      976             853
  Cooperative                             492             494
  Multi-family                          3,592           3,602
  Non-residential and other             1,606           2,123
                                       ------          ------
     Total restructured loans           6,666           7,072
                                       ------          ------
     Total non-performing loans        15,731          16,877
                                       ------          ------
REO, net
  One-to four-family                    1,017           1,148
  Cooperative                             605             723
  Multi-family                           -                156
  Non-residential and other               256             184
                                       ------          ------
     Total REO                          1,878           2,211
  Less allowance for REO                 (182)           (178)
                                       ------          ------
     REO, net                           1,696           2,033
                                       ------          ------
     Total non-performing assets      $17,427          18,910
                                       ======          ======
Non-performing loans to total loans      2.68%           2.97%
Non-performing assets to total assets    1.17            1.28
Non-performing loans to total assets     1.06            1.15


The decrease in non-performing assets is due to the sale in the first quarter of $657,000 in REO properties and a reduction of $740,000 in non-accrual loans. The ratio of non-performing loans to total loans decreased primarily due to the decrease of $1.1 million in non-performing loans during the quarter which was attributable to the transfer of $1.0 million in loans to the REO portfolio. Total loans increased by $17.4 million during the quarter primarily due to mortgage originations of $34.3 million partially offset by principal repayments and sales of $13.5 million and $679,000, respectively. The decrease in the ratio of non-performing assets to total assets decreased due to the aforementioned REO sales and the write-down to fair value of REO during the quarter. The ratio of non-performing loans to total assets decreased primarily due to the increase of $12.3 million in total assets between year-end 1995 and March 31, 1996.

The Bank maintains an allowance for loan losses and an allowance for REO, which it believes are adequate for potential losses at each period end. Management's judgment as to potential losses is based on its review of the loan and REO portfolios and its judgment regarding prevailing and anticipated economic conditions and a variety of other factors which have an impact on those portfolios. Although management believes that the allowances are adequate as of the period end, additional provisions may be required in the future.

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1996 and 1995:

                                                1996      1995
                                               -------   -------
Balance at beginning of period                 $ 8,573    10,847
Charge-offs:
   Residential                                    (407)     (141)
   Cooperative                                    (242)   (1,176)
   Multi-family                                    -         (72)
   Non-residential and other                      (127)     (131)
                                                ------    ------
     Total charge-offs                            (776)   (1,520)
                                                ------    ------
   Recoveries                                      412       131
                                                ------    ------
   Net charge-offs                                (364)   (1,389)
   Provision for loan losses                       650       600
                                                ------    ------
Balance at end of period                       $ 8,859    10,058
                                                ======    ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period    0.25%     1.03%
Ratio of allowance for loan losses to
  total loans at the end of the period           1.51      1.95
Ratio of allowance for loan losses to non-
  performing loans at the end of the period     56.32     37.08



The ratio of net charge-offs during the first quarter of 1996 to average loans outstanding decreased compared to the same period in 1995 due to the decrease in charge-offs necessary as a result of the decrease in non-performing loans between the periods and an increase of $43.3 million in average loans outstanding due to mortgage loan originations. The ratio of allowance for loan losses to total loans also decreased due to the increase in average loans outstanding as previously mentioned. The ratio of allowance for loan losses to non-performing loans increased between the periods due to the decrease in both the allowance for loan losses and non-performing loans. The Bank's allowance for loan losses was $8.9 million and $10.1 million at March 31, 1996 and 1995, respectively, while non-performing loans totalled $15.7 million and $27.1 million, respectively, at those dates.

               ALLOWANCE FOR REAL ESTATE OWNED

Activity in the allowance for REO for the three months ended March 31, 1996 and 1995 are as follows:

                                      1996      1995
                                     -------   -------
Balance at beginning of period       $   178       717
Provision charged to operations          100       300
Charge-offs                              (96)     (694)
                                      ------    ------
Balance at end of period             $   182       323
                                      ======    ======

                  ASSET/LIABILITY MANAGEMENT

The Company closely monitors its interest rate risk as such risk relates to its operational strategies. The Asset/Liability Committee is responsible for reviewing the Company's asset/liability policies and interest rate risk position, and generally meets weekly and reports to the Board of Directors on interest rate risk and trends on a quarterly basis.

The Company seeks to manage its interest rate risk primarily by: maintaining a large base of core deposits; lengthening its portfolio of certificates of deposit in the current rising interest rate environment; maintaining adequate liquidity through investment in shorter-term securities and adjustable-rate securities; offering adjustable rate mortgage loans ("ARM loans") while holding 10-20 year fixed-rate loans for retention in the Bank's portfolio and originating longer term fixed-rate loans for immediate sale to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

The Company invests in MBSs and debt and equity securities and utilizes such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand as was the case during the first half of 1995. While MBSs carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value of such securities.

The Company has attempted to reduce its exposure to interest rate risk through the origination of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. During the first quarter of 1996, the Bank sold a large portion of its available for sale portfolio, most of which were fixed rate securities, to improve yield via purchases of fixed rate securities bearing higher yields and shorter duration. The Bank purchased fixed rate debt securities and MBSs to take advantage of higher yields versus rates offered on adjustable rate securities. At March 31, 1996, $262.0 million, or 43.0% of the Company's MBSs portfolio were adjustable-rate MBSs. In addition, $50.3 million or 25.0% of the Company's debt securities portfolio were floating rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of passbook, money market, NOW and demand accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At March 31, 1996 core deposits represented 49.7% of deposits compared to 50.8% of deposits at December 31, 1995. During the first quarter of 1996, passbook accounts increased by $901,000, net of interest and certificates of deposit increased by $18.5 million, net of interest. The amount of certificate accounts outstanding at March 31, 1996 was $551.6 million compared to $533.0 million at December 31, 1995.


                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank's ratio was 14.38% at March 31, 1996 compared to 10.31% at December 31, 1995. The increase in the liquidity ratio during the quarter is due to the purchase of government agency securities and an increase in federal funds sold.

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, retained earnings and advances from FHLB-NY. Proceeds from the sale of securities available for sale and loans held for sale are also a source of funding, as are, to a lesser extent, the sales of annuities and securities brokerage activities conducted by the Bank's subsidiary, Columbia Investment Services, Inc. While maturities and scheduled amortization of loans and mortgage-backed securities are somewhat predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1996 and December 31, 1995, cash and short and intermediate-term investments totaled $32.4 million and $38.9 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs available for sale. Other sources of funds include FHLB advances, which at March 31, 1996, totaled $120.6 million. If needed, the Bank may borrow an additional $34.1 million from the FHLB.

As of March 31, 1996, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(3)
                                  ------  ----------     ------  ----------     ------  ----------
                                       (Dollars in thousands)
Capital for regulatory purposes   $89,078    6.13%       $89,078    6.13%       $96,676   14.41%

Minimum regulatory requirement     21,793    1.50         43,586    3.00(2)      53,663    8.00
                                   ------    ----         ------    ----         ------    ----
Excess                            $67,285    4.63%       $45,492    3.13%       $43,013    6.41%
                                   ======    ====         ======    ====         ======    ====


Legislation currently before the United States Congress reportedly provides for a one-time, special assessment on all deposits insured by the Savings Association Insurance Fund ("SAIF") which has been estimated to be approximately $.80 per $100 of deposits. This one-time assessment, which is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, may be a future expense of the Bank, depending on the enactment, timing and final wording of such legislation. If the assessment is made at the proposed rate, the effect on the Bank would be a pre-tax charge of approximately $8.3 million, based on insured deposits as of March 31, 1995. It is anticipated that if the SAIF reserves are increased to the required ratio, the Bank may see a decrease in the annual deposit premium in future periods.

(1) Tangible and core capital are shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) Although the minimum capital ratio is 3.0%, the OTS regulations provide that generally an institution with less than 4.0% core capital is undercapitalized. Failure to meet the capital requirements or to be deemed undercapitalized exposes an institution to regulatory sanctions, including limitations on asset growth. The OTS noted in the preamble to the final rulemaking for interest rate risk that its intention was to issue a proposal to lower this ratio requirement from 4.0% to 3.0%.

(3) The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, saving associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The OTS has postponed the date that the component will first be deducted from an institution's total capital until an appeals process is developed for the measurement of an institution's interest rate risk. The Bank does not anticipate that the new rule, when implemented, will have a material effect on the Bank's risk-based capital.


                  ANALYSIS OF CORE EARNINGS

The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans, MBSs and debt and equity securities, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by non-interest income, non-interest expense and income taxes.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                             Three Months Ended March 31,
                                                           1996                        1995
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  545,889 $11,390   8.35%    $500,467  $9,813   7.84%
 Other loans                                       38,302     975  10.18       40,383   1,053  10.43
 Mortgage-backed securities                       611,981  10,158   6.64      508,734   8,190   6.44
 Money market investments                           2,574      55   8.55        9,909      93   3.75
 Debt and equity securities                       198,872   3,327   6.69      147,246   2,695   7.32
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,397,618  25,905   7.41    1,206,739  21,844   7.24
Non-interest earning assets                        59,957                      64,998
                                                ---------                   ---------
   Total assets                                 1,457,575                   1,271,737

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Passbook accounts                             376,536   2,334   2.48      436,887   2,685   2.46
    Certificate accounts                          540,859   7,705   5.70      468,012   6,550   5.60
    NOW accounts                                  105,042     209   0.80       91,111     188   0.83
    Money market accounts                          61,689     456   2.95       27,308     165   2.42
    Borrowed funds                                260,880   3,862   5.92      146,062   2,333   6.39
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,345,006  14,566   4.33    1,169,380  11,921   4.08
Other liabilities                                  18,481                      12,140
                                                ---------                   ---------
     Total liabilities                          1,363,487                   1,181,520
Stockholders' equity                               94,088                      90,217
                                                ---------                   ---------
Total liabilities and stockholders' equity      1,457,575                   1,271,737
                                                =========                   =========
Net interest income/net interest rate spread              $11,339   3.08%              $9,923   3.16%
                                                           ======   ====                =====   ====
Net interest earning assets/net interest margin   $52,612           3.25%     $37,359           3.29%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.91%                     103.19%
                                                           ======                      ======


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED MARCH 31, 1996 AND 1995

GENERAL. The Company reported net income of $2.9 million for the three months ended March 31, 1996 compared to net income of $1.8 million for the three months ended March 31, 1995. The $1.1 million increase was primarily attributable to an increase of $4.1 million in interest income, an increase of $287,000 in non-interest income and a decrease of $223,000 in non-interest expenses. These were partially offset by interest expense which increased $2.6 million, the provision for loan losses which increased $50,000 and the provision for income tax expense which was up $864,000 due to the increase in pre-tax income.

INTEREST INCOME. Interest income increased by $4.1 million, or 18.6% to $25.9 million for the three months ended March 31, 1996 from $21.8 million for the three months ended March 31, 1995. The increase was primarily the result of a $2.0 million increase in interest income on MBSs, an increase of $1.6 million in interest income on mortgage loans, and an increase of $632,000 in interest income on debt securities. These were partially offset by a decrease in interest income on other loans and money market investments of $78,000 and $38,000, respectively.

Interest income on mortgage loans increased by $1.6 million, or 16.1% to $11.4 million for the three months ended March 31, 1996, from $9.8 million for the comparable three-month period in 1995 primarily as a result of an increase in average balances of mortgage loans of $45.4 million and an increase in the average yield of 51 basis points on mortgage loans. The average yield on mortgage loans increased to 8.35% for the three months ended March 31, 1996 from 7.84% for the comparable three-month period in 1995. The increase in the average yield is due to the increase in market interest rates during the second half of 1995. The increase in average balances of mortgage loans between the periods was primarily due to mortgage originations for the first quarter of 1996 which totalled $34.3 million. During 1995, the Bank originated $132.6 million of loans partially offset by principal repayments of $67.0 million. Interest income on other loans decreased by $78,000, or 7.4% primarily due to a decrease of $2.1 million in average balances outstanding and a decrease of 25 basis points in average yield. During the fourth quarter of 1995, the Bank discontinued its non-real estate related lending function.

Interest income on MBSs increased by $2.0 million, or 24.0% to $10.2 million for the three months ended March 31, 1996 from $8.2 million for the comparable three-month period in 1995 primarily due to an increase in average balances of MBSs of $103.2 million and an increase in the average yield of 20 basis points. The increase in average balances of MBSs between the periods was primarily due to the purchase of $160.8 million of adjustable-rate MBSs during 1995. During the first quarter of 1996, the Company purchased $88.1 million of fixed rate MBSs, of which $15.1 million were for the held to maturity portfolio. The emphasis on fixed rate securities was due to a more favorable yield versus adjustable-rate securities.

Interest income on money market investments decreased by $38,000 to $55,000 for the three months ended March 31, 1996 from $93,000 for the comparable three-month period in 1995 primarily as a result of a decrease in average balance of $7.3 million. The decrease in average balance was due primarily to the Bank's decision to fully invest excess funds into residential mortgage loans, MBSs and debt and equity securities.

Interest income on debt securities increased by $632,000 or 23.5% to $3.3 million for the three months ended March 31, 1996 from $2.7 million for the comparable three-month period in 1995 primarily as a result of an increase in average balances of $51.6 million partially offset by a decrease in average yield of 63 basis points. The increase in average balance was primarily due to the purchase of $112.1 million of debt securities during 1995 of which $21.8 million were adjustable-rate securities. The decrease in average yield was mainly attributable to $45.0 million of corporate bonds which adjust quarterly. These bonds are tied to the two year treasury index which has declined 100 basis points from the first quarter of 1995. During the first quarter of 1996, the Bank purchased $121.2 million of debt securities of which $115.2 million were designated as available for sale.

INTEREST EXPENSE. Interest expense increased by $2.6 million, or 22.2% to $14.5 million for the three months ended March 31, 1996 from $11.9 million for the three months ended March 31, 1995. The increase was primarily the result of a $1.1 million increase in interest expense on deposits and an increase of $1.5 million in interest expense on borrowings.

Interest on deposits increased by $1.1 million, or 11.6% to $10.7 million for the three months ended March 31, 1996 from $9.6 million for the comparable three-month period in 1995. The increase in interest on deposits was primarily due to the average balance which increased $60.8 million or 5.9% to $1.08 billion for the three months ended March 31, 1996 from $1.02 billion for the comparable three-month period in 1995 and an increase of 20 basis points in the average cost of deposits between the periods. The increase in average balance was primarily due to certificate account balances which increased $72.8 million, or 15.6% to $540.9 million for the three-months ended March 31, 1996 from $468.0 million for the comparable three-month period in 1995. The Bank's strategy during 1995 and 1996 has been to emphasize 12 and 18 month certificates of deposit in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities in the rising interest rate environment and as an alternative to borrowed funds when appropriate. The average cost of certificate accounts was 5.70% for the first quarter of 1996 compared to 5.60% for 1995 due to a rising interest rate environment during most of 1995. As a result, interest expense on certificate accounts increased by $1.2 million or 17.6% to $7.7 million for the three months ended March 31, 1996 from $6.6 million in the same period in 1995. The average balance of passbook accounts decreased by $60.4 million, or 13.8% to $376.5 million for the three-months ended March 31, 1996 from $436.9 million for the first quarter of 1995. The average cost of passbook accounts increased two basis points to 2.48% from 2.46% for the period ended March 31, 1995. Interest expense on passbook accounts decreased by $351,000 or 13.1% to $2.3 million for the three months ended March

31, 1996 from $2.7 million in the same period in 1995 primarily due to a decrease in average balances due to customers seeking higher yielding investment opportunities including the Bank's certificate of deposit accounts. The average cost of all deposits was 3.95% for the period ended March 31, 1996 compared to 3.75% for the period ended March 31, 1995 due to the increase in market interest rates during 1995.

Interest on borrowed funds increased by $1.5 million, or 65.5% to $3.8 million for the three months ended March 31, 1996 from $2.3 million for the comparable three-month period in 1995. Borrowed funds on an average basis increased by $114.8 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1995 to provide funding for investment purchases including a $75 million leverage program that was completed during the second quarter of 1995. The average rate paid on borrowings decreased to 5.92% for the three months ended March 31, 1996 from 6.39% for the comparable prior-year period due to a drop in market rates between the periods and the extension of current borrowings to take advantage of lower market rates.

NET INTEREST INCOME. Net interest income increased by $1.4 million to $11.3 million for the three months ended March 31, 1996 from $9.9 million for the three months ended March 31, 1995. The increase reflects an increase in the average yield on interest-earning assets to 7.41% from 7.24% for the three months ended March 31, 1996 and 1995, respectively. This increase was partially offset by the average cost on interest-bearing liabilities which increased to 4.33% from 4.08% for the three-months ended March 31, 1996 and 1995, respectively. The net interest spread was 3.08% for the three months ended March 31, 1996 compared to 3.16% for the comparable period in 1995. It is unclear how the recent increases in market interest rates will impact net interest income for the remainder of 1996.

PROVISION FOR LOAN LOSSES. The Bank provided $650,000 for loan losses for the three months ended March 31, 1996 compared to $600,000 for the comparable three-month period in 1995. This amount represents management's periodic review and evaluation of the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $287,000 or 15.4% for the three months ended March 31, 1996 to $2.2 million from $1.9 million for the comparable three-month period in 1995. Insurance, annuity and mutual fund fees increased by $165,000 due to an increase in sales volume. The net gain on the sale of interest earning assets increased $144,000 due to the sale of $114.2 million in securities which had been available for sale. Savings and checking fees increased by $106,000 due to the number of checking accounts which increased by 7,960 or 16.6% to 55,839 at

March 31, 1996 from 47,879 at March 31, 1995 due to the Bank's strategy to attract lower cost deposit balances. These were partially offset by other income which declined $115,000 due to decreases of $90,000 and $25,000, respectively, in miscellaneous income and fees from corresponding Banks.

NON-INTEREST EXPENSE. Non-interest expense decreased by $223,000, or 2.9% for the three months ended March 31, 1996 to $7.4 million from $7.7 million for the comparable three-month period in 1995. The decrease is primarily due to a decrease of $469,000 in real estate owned operations, net which was partially offset by an increase of $240,000 in compensation and benefits. The decrease in real estate owned operations, net was primarily due to the sale of $8.5 million of cooperative apartment REO during 1995 and the sale of $657,000 in REO during the first quarter of 1996 which resulted in a pre-tax gain on sale of $102,000. Miscellaneous expenses decreased $18,000 for the first quarter of 1996 versus the first quarter of 1995 due to a decline of $34,000 in federal deposit insurance premiums due to a decrease in the Bank's assessment rate to 0.23% in 1996 from 0.26% in 1995. The increase in compensation and benefits expense is due to normal merit increases.

INCOME TAX EXPENSE. Income tax expense was $2.5 million for an effective tax rate of 47.0% for the three months ended March 31, 1996 compared to income tax expense of $1.7 million for an effective tax rate of 47.6% for the comparable period in 1995.


               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
On February 6, 1995, Nationar, the entity that provided check collection services for the Bank was seized by the Superintendent of Banks of the State of New York ("Superintendent"). Checks in process of collection for the Bank totalling $8.9 million were held by Nationar at the time it was seized. In April 1995, $3.9 million of these funds were remitted to the Bank. On April 26, 1995, the Superintendent submitted an Interim Status Report ("Interim Report") regarding the business and affairs of Nationar to the Supreme Court of the State of New York ("Court"), in accordance with the relevant provisions of the Banking Law of the State of New York. Attached to the Interim Report was a preliminary Statement of the Net Assets and Liabilities in Liquidation for Nationar as of February 6, 1995 ("Preliminary Statement"), which showed a net deficit of liabilities in excess of assets of approximately $29.4 million. The Superintendent indicated in the Interim Report that the review of potential claims against Nationar was not yet complete and that any estimate of the net deficit of Nationar (and potential creditor recoveries) may differ materially from the amounts shown in the Preliminary Statement as a result of, among other things, the ultimate realization on the assets of the estate, the total amount of claims presented, the results of the claims reconciliation process, the valuation of collateral and the review and classification of priority claims. Under the Banking Law, there may be certain preferences that might affect the percentage recovery of any particular institution. The Interim Report did not indicate whether or the extent to which the Bank or a similarly situated institution would recover amounts owed by Nationar. On August 3, 1995, the Superintendent submitted a Second Interim Status Report ("Second Interim Report") which generally discussed
(i) the disposition of substantially all of the business lines of Nationar; (ii) the reduction in real property lease costs of Nationar; (iii) the liquidation of securities deposited with Nationar by subscribers to Nationar's capital debenture program; and (iv) claims processing for creditors and stockholders of Nationar. The Second Interim Report also showed a slight increase in an estimate of the proceeds realized as of June 30, 1995 from the liquidation of Nationar's assets from the February 6, 1995 estimate. On September 5, 1995, the Superintendent issued a Third Interim Status Report. The Third Interim Status Report reported that at least $301 million (unaudited) of timely filed proofs of claim were received and stated that the Banking Department is reconciling these claims with Nationar's records and will in accordance with the Banking Law either accept or reject these claims.

Management is taking all steps necessary to recover the amounts owed the Bank by Nationar. During the third quarter of 1995, the Bank filed Proofs of Claim totalling $5.0 million in the aggregate. As of December 31, 1995, it was uncertain as to when and in what amount the remaining funds would be remitted to the Bank. However, there was a reasonable likelihood that the Bank would not recover all of the amounts owed by Nationar. Accordingly, management established a reserve for potential losses associated with Nationar deposits, in connection with its normal procedure for monitoring asset quality. During the year ended December 31, 1995, the Bank recorded $430,000 related to the ultimate recovery of amounts owed by Nationar, which is included in non-interest expense. The foregoing events will not have any material effect on the Company's or the Bank's ability to meet their liquidity needs.

On February 5, 1996, the Bank was notified by the Superintendent that all of its filed proofs of claim had been accepted and that he will recommend to the Court that all but $54,000 of the Bank's claims are entitled to priority of payment. No objections to the Superintendent's recommendation that the Court grant priority to all but $54,000 of the Bank's claims were filed. The Court entered an order granting priority of payment for approximately $5,045,537 of the Bank's claims on April 10, 1996. The Superintendent also issued a Fourth Interim Report on the administration and current status of the Nationar estate. Among other things, the Superintendent reported that he had accepted or recommended for acceptance claims totalling approximately $207 million, of which approximately $118.5 million were recommended for priority or other special treatment, that claims totalling approximately $256 million had been rejected or withdrawn, and that Nationar's assets included almost $230 million in cash equivalents. The Superintendent also reported that Nationar's assets and liabilities were subject to the ongoing claims process, including the resolution of objections to claims and of litigation over rejected claims. Based on the foregoing, the Bank believes that the reserves established in 1995 continue to be adequate.

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At December 31, 1995, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $13,300,000 in actual damages and an additional $13,000,000 of unspecified damages. The Banks ultimate liability, if any , which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

In addition, the Bank and certain of its officers are defendants in four lawsuits alleging discriminatory employment practices by the defendants. The first two lawsuits were filed on June 1, 1994 and July 28, 1994, respectively, in the United States District Court, Eastern District of New York and allege violations under Title VII of the Civil Rights Act of 1964 and the New York Human Rights Law. In addition, the lawsuit filed in July also alleges violations under the Disability Act and a violation under ERISA. The Bank is also a defendant in a third lawsuit filed September 15, 1994 in the United State District Court, Eastern District of New York which also alleges violations under Title VII of the Civil Rights Act of 1964, the New York Human Rights Law and the Civil Rights Act of 1866. Finally, the Bank is a defendant in a fourth lawsuit filed December 14, 1994 in the United States District Court, Eastern District of New York which alleges violations under Title VII of the Civil Rights Act of 1964 and the New York Human Rights Law.
The four lawsuits seek monetary damages. The Bank does not believe it engaged in any discriminatory employment practices and intends to vigorously defend these lawsuits. The Bank has settled two of the lawsuits: the first for approximately $5,000 in December 1995 and the second for $45,000 during March of 1996.

The Company is involved in various other legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

     On January 25, 1996, the Board of Directors of the Company declared a dividend payable on February 5, 1996 to stockholders of record on that date of one preferred share purchase right ("Right") for each outstanding share of common stock, par value $.01 per share ("Common Shares"), of the Company which entitles the registered holder to purchase from the Company one one-hundredth interest in a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company, at a price of $90.00 per one one-hundredth interest in a Preferred Share, subject to adjustment. The Rights Agreement, dated as of January 25, 1996, between the Company and Chemical Bank, as rights agent, which sets forth the description and terms of the Rights, was filed as an exhibit to the Current Report on Form 8-K dated January 25, 1996 and is incorporated herein by reference.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Meeting of Stockholders was held on
April 24, 1996.
     (b)  Not applicable.
     (c) At such meeting, the shareholders approved the following matters:

1. The election of the following individuals as Directors for a term of 3 years each:

                                    Votes                Broker
                       Votes For   Withheld Abstentions Non-Votes
George S. Worgul       3,461,147   205,961      -0-        -0-
Robert L. Koop         3,461,147   205,961      -0-        -0-
William J. Claffey     3,461,147   205,961      -0-        -0-

2.   The ratification of the Haven Bancorp, Inc. 1996 Stock
Incentive Plan as reflected by 2,674,886 votes for, 935,607 votes against, 56,615 abstentions and no broker non-votes.

3. The ratification of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1996, as reflected by 3,642,924 votes for, 13,450 votes against, 10,734 abstentions and no broker non-votes.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) 27.1 Financial Data Schedule.
         (b) None.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  May 14, 1996            By:    /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  May 14, 1996            By:    /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer
