Form 10-Q
period 1996-06-30
HAVEN BANCORP INC
filed 1996-08-13
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996         OR

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

There were 4,320,760 shares of the Registrant's common stock outstanding as of August 9, 1996.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of June 30, 1996 and December 31, 1995          3

         Consolidated Statements of Operations for the
         Three Months and Six Months ended
         June 30, 1996 and 1995                             4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Six Months
         ended June 30, 1996 and 1995                       5

         Consolidated Statements of Cash Flows for the
         Six months ended June 30, 1996 and 1995            6

         Notes to Consolidated Financial Statements      7-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  13-34


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                              34-35

Item 2.  Changes in Securities                             35

Item 3.  Defaults Upon Senior Securities                   35

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           35

Item 5.  Other Information                                 35

Item 6.  Exhibits and Reports on Form 8-K                  35

    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                        June 30,    December 31,
                                                                          1996         1995
                                                                        --------    ------------
ASSETS
Cash and due from banks                                                 $ 26,775     $  29,790
Money market investments                                                   8,316         9,064
Securities available for sale (note 2)                                   496,891       503,058
Loans held for sale                                                       11,135        11,412
Debt securities held to maturity (estimated fair value of $96,488
  and $126,811 in 1996 and 1995, respectively) (note 2)                   98,290       127,796
Federal Home Loan Bank of NY stock, at cost                                8,890         8,138
Mortgage-backed securities held to maturity (estimated fair value of
  $199,751 and $189,551 in 1996 and 1995, respectively) (note 2)         205,114       190,714
Loans:
  First mortgage loans                                                   622,988       519,804
  Cooperative apartment loans                                              9,557        10,187
  Other loans                                                             35,228        38,967
                                                                       ---------     ---------
     Total loans                                                         667,773       568,958
Less allowance for loan losses                                            (9,939)       (8,573)
                                                                       ---------     ---------
  Loans, net                                                             657,834       560,385
Premises and equipment, net                                                7,831         7,590
Accrued interest receivable                                               12,140        10,736
Real estate owned, net                                                     2,347         2,033
Other assets                                                              14,712        12,100
                                                                       ---------     ---------
     Total assets                                                     $1,550,275    $1,472,816
                                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                             1,121,466     1,083,446
  Borrowed funds                                                         309,601       270,583
  Mortgagors' escrow balances                                              3,925         3,227
  Due to broker                                                            5,793         5,000
  Other liabilities                                                       15,422        12,041
                                                                       ---------     ---------
     Total liabilities                                                 1,456,207     1,374,297
                                                                       ---------     ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                          -             -
  Common stock, $.01 par value, 10,500,000 shares authorized,
    4,959,375 issued; 4,320,060 and 4,511,457 shares
    outstanding in 1996 and 1995, respectively                                50            50
  Additional paid-in capital                                              48,088        47,331
  Retained earnings, substantially restricted                             62,793        57,919
  Unrealized (loss) gain on securities available for sale, net
    of tax effect                                                         (2,573)        2,083
  Treasury stock, at cost (639,315 and 447,918 shares in 1996
    and 1995, respectively)                                              (11,114)       (6,023)
  Unallocated common stock held by Bank's ESOP                            (2,024)       (2,197)
  Unearned common stock held by Bank's Recognition Plans and Trusts         (406)         (644)
  Unearned Compensation (note 5)                                            (746)         -
                                                                       ---------     ---------
      Total stockholders' equity                                          94,068        98,519
                                                                       ---------     ---------
      Total liabilities and stockholders' equity                      $1,550,275    $1,472,816
                                                                       =========     =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Operations
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------    ------------------
                                                       1996          1995    1996          1995
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $12,566     $10,252   $23,955     $20,065
  Other loans                                              921       1,074     1,897       2,127
  Mortgage-backed securities                             9,884       8,754    20,042      16,944
  Money market investments                                  44          96        99         189
  Debt and equity securities                             3,598       3,092     6,925       5,787
                                                        ------      ------    ------      ------
     Total interest income                              27,013      23,268    52,918      45,112
                                                        ------      ------    ------      ------
Interest expense:
 Deposits:
  Passbook accounts                                      2,351       2,553     4,685       5,238
  NOW accounts                                             248         228       457         416
  Money market accounts                                    479         316       935         481
  Certificate accounts                                   8,008       7,337    15,713      13,887
 Borrowings                                              3,915       2,764     7,777       5,097
                                                        ------      ------    ------      ------
    Total interest expense                              15,001      13,198    29,567      25,119
                                                        ------      ------    ------      ------
Net interest income before provision for loan losses    12,012      10,070    23,351      19,993
Provision for loan losses                                1,125         700     1,775       1,300
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     10,887       9,370    21,576      18,693
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           900         284     1,224         621
  Savings/checking fees                                    801         695     1,573       1,361
  Net (loss) gain on sales of interest-earning assets      (45)       -           99        -
  Insurance annuity and mutual fund fees                   800         557     1,492       1,084
  Other                                                    328         363       549         699
                                                        ------      ------    ------      ------
     Total non-interest income                           2,784       1,899     4,937       3,765
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                              3,935       3,632     7,674       7,131
  Occupancy and equipment                                  896         823     1,758       1,662
  Real estate owned operations, net                        234         295       304         834
  Federal deposit insurance premiums                       619         647     1,236       1,298
  Other                                                  2,331       2,354     4,488       4,494
                                                        ------      ------    ------      ------
     Total non-interest expense                          8,015       7,751    15,460      15,419
                                                        ------      ------    ------      ------
Income before income tax expense                         5,656       3,518    11,053       7,039
Income tax expense                                       2,630       1,670     5,169       3,345
                                                        ------      ------    ------      ------
Net income                                              $3,026      $1,848    $5,884      $3,694
                                                        ======      ======    ======      ======
Net income per common share:  Primary                   $ 0.69      $ 0.41    $ 1.33      $ 0.82
                                                        ======      ======    ======      ======
                              Fully diluted             $ 0.69      $ 0.41    $ 1.32      $ 0.82
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

                              HAVEN BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                  Six months ended June 30, 1996 and 1995
                                 (Unaudited)

                                                                  Unrealized
                                                                  Gain (Loss)           Unallocated  Unearned
                                             Additional          on Securities            Common      Common
                                      Common  Paid-In   Retained   Available   Treasury Stock Held  Stock Held   Unearned
                                      Stock   Capital   Earnings   for Sale     Stock     by ESOP     by RRP   Compensation Total
                                      ------ ---------- -------- ------------- -------- ----------- ---------- ------------ -----
                                                                                  (In thousands)
Balance at December 31, 1995           $  50   47,331    57,919      2,083      (6,023)   (2,197)     (644)        -       98,519
Net income for the six months ended
  June 30, 1996                           -       -       5,884        -           -         -          -          -        5,884
Dividends declared (note 4)               -       -        (998)       -           -         -          -          -         (998)
Purchase of treasury stock
  (225,537 shares)                        -       -         -          -        (5,516)      -          -          -       (5,516)
Stock options exercised, net of
  tax effect (4,175 shares)               -        82       (12)       -            54       -          -          -          124
Treasury stock issued for deferred
  compensation plans
  (29,965 shares) (note 5)                -       411       -          -           371       -          -         (782)       -
Change in unrealized gain (loss) on
  securities available for sale, net
  of tax effect                           -       -         -       (4,656)        -         -          -          -       (4,656)
Allocation of ESOP stock and
  amortization of award of RRP
  stock, net of tax effect                -       284       -          -           -         173       238         -          695
Amortization of deferred compensation
  plan                                    -       (20)      -          -           -         -          -           36         16
                                        ----   ------    ------     ------      ------    ------     -----       -----     ------
Balance at June 30, 1996                  50   48,088    62,793     (2,573)    (11,114)   (2,024)     (406)       (746)    94,068
                                        ====   ======    ======     ======      ======    ======     =====       =====     ======
Balance at December 31, 1994              50   46,495    50,331     (1,880)     (5,093)   (2,725)     (943)        -       86,235
Net income for the six months ended
  June 30, 1995                           -       -       3,694        -           -         -          -          -        3,694
Purchase of treasury stock
  (35,000 shares)                         -       -         -          -          (635)      -          -          -         (635)
Reissued Treasury Stock contributed to
  RRP (9,918 shares)                      -        49       -          -           119       -        (168)        -          -
Stock options exercised (18,316 shares)   -       -         (37)       -           220       -          -          -          183
Change in unrealized gain (loss) on
  securities available for sale, net
  of tax effect                           -       -         -        1,657         -         -          -          -        1,657
Allocation of ESOP stock and
  amortization of award of RRP stock      -       210       -          -           -         294       231         -          735
                                        ----   ------    ------     ------      ------    ------     -----       -----     ------
Balance at June 30, 1995                  50   46,754    53,988       (223)     (5,389)   (2,431)     (880)        -       91,869
                                        ====   ======    ======     ======      ======    ======     =====       =====     ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                          ------------------
                                                                            1996      1995
                                                                            ----      ----
Net cash flows from operating activities:
  Net income                                                               $ 5,884   $ 3,694
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
   Amortization of cost of stock benefit plans                                 711       735
   Amortization of net deferred loan origination fees                           66       (40)
   Premiums and discounts on loans, mortgage-backed and debt securities         32       337
   Provision for loan losses                                                 1,775     1,300
   Provision for losses on real estate owned                                   125       500
   Deferred income taxes                                                    (5,319)    3,273
   Net gain on sales of interest-earning assets                                (99)     -
   Depreciation and amortization                                               489       480
   Increase in accrued interest receivable                                  (1,404)   (1,518)
   Increase (decrease) in due to broker                                        793   (30,800)
   Increase (decrease) in other liabilities                                  3,381    (1,206)
   Increase (decrease) in other assets                                       2,707    (3,601)
                                                                            ------    ------
Net cash provided by (used in) operating activities                          9,141   (26,846)
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                    (98,913)  (11,451)
  Proceeds from disposition of assets (including REO)                        1,800     5,629
  Purchases of securities available for sale                              (218,819)   (9,858)
  Principal repayments and maturities on securities available for sale      49,219       945
  Proceeds from sales of securities available for sale                     166,317       -
  Purchases of debt securities held to maturity                             (7,741)  (53,130)
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                        36,511    18,700
  Purchases of mortgage-backed securities held to maturity                 (31,124) (127,642)
  Principal repayments on mortgage-backed securities held to maturity       17,852    27,102
  Net decrease in premises and equipment                                       730       125
                                                                            ------   -------
Net cash used in investing activities                                      (84,168) (149,580)
                                                                            ------   -------
Cash flows from financing activities:
  Net increase in deposits                                                  38,020    41,844
  Net increase in borrowed funds                                            39,018   134,722
  Increase (decrease) in mortgagors' escrow balances                           698      (215)
  Purchase of treasury stock                                                (5,516)     (635)
  Payment of common stock dividends                                           (998)      -
  Stock options exercised                                                       42       183
                                                                            ------   -------
Net cash provided by financing activities                                   71,264   175,899
                                                                            ------   -------
Net decrease in cash and cash equivalents                                   (3,763)     (527)
Cash and cash equivalents at beginning of period                            38,854    30,472
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $35,091  $ 29,945
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
  Interest                                                                 $28,511   $24,201
  Additions to real estate owned                                             2,275     2,655
  Securities purchased, not yet received                                     5,793      -
                                                                            ======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 1996 and 1995
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, Columbia Federal Savings Bank ("Columbia Federal" or the "Bank") and subsidiaries, as of June 30, 1996 and December 31, 1995 and for the three-month and six-month periods ended June 30, 1996 and 1995, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at June 30, 1996 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 90,164        -        (4,654)    85,510
  FNMA Preferred Stock                            19,065        -          (170)    18,895
  Corporate Bonds                                  6,000          4        -         6,004
                                                 -------      -----      ------    -------
                                                 115,229          4      (4,824)   110,409
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                               15,765          6        (345)    15,426
  FNMA Certificates                               54,604        940        (206)    55,338
  FHLMC Certificates                              88,986      1,354        (452)    89,888
  CMOs and REMICS                                227,071        548      (1,789)   225,830
                                                 -------      -----      ------    -------
                                                 386,426      2,848      (2,792)   386,482
                                                 -------      -----      ------    -------
Total                                           $501,655      2,852      (7,616)   496,891
                                                 =======      =====      ======    =======

The net unrealized loss on securities available for sale at June
30, 1996, was reported as a separate component of stockholders' equity, in the amount of $2.6 million which is net of a tax effect of $2.2 million.

                DEBT SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities held to maturity at June 30, 1996 are summarized as follows:

                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                           ---------  ----------  ----------  ---------
                                                          (In thousands)
U.S. Government and Agency obligations      $ 52,960       27       (1,512)      51,475
Corporate debt securities                     45,330       39         (356)      45,013
                                             -------       --       ------      -------
Total                                       $ 98,290       66       (1,868)      96,488
                                             =======       ==       ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

          MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of MBSs held to maturity at June 30, 1996 are summarized as follows:

                                  Gross       Gross     Estimated
                     Amortized  Unrealized  Unrealized    Fair
                       Cost       Gains      Losses       Value
                     ---------  ----------  ----------  ---------
                                   (In thousands)

FHLMC Certificates   $ 39,717       188        (961)      38,944
FNMA Certificates      74,017        95      (3,020)      71,092
CMOs and REMICs        91,380       161      (1,826)      89,715
                      -------     -----      ------      -------
     Total           $205,114       444      (5,807)     199,751
                      =======     =====      ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

NOTE 3 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the six months ended June 30, 1996 are as follows:

                                                 Weighted Average
                                       Options    Exercise Price
                                       -------   ----------------
Balance at December 31, 1995           480,463        $10.84
  Granted (1)                          158,735         25.65
  Forfeited                               -              -
  Exercised                             (4,175)       $10.00
                                       -------         -----
Balance at June 30, 1996               635,023        $14.55
                                       =======         =====
Shares exercisable at June 30, 1996    382,085        $10.24
                                       =======         =====

(1) During the second quarter, 152,850 options were granted to directors and officers under the Haven Bancorp, Inc. 1996 Stock Incentive Plan. The remaining 5,885 options were granted from the 1993 Incentive Stock Option Plan. All options vest over a three year period beginning one year from the date of grant.

NOTE 4 - DIVIDENDS PAYABLE. On June 13, 1996, the Company's Board of Directors approved a quarterly cash dividend of $0.15 per share, payable on July 12, 1996, to shareholders of record as of June 27, 1996.

NOTE 5 - UNEARNED COMPENSATION. At the annual meeting of stockholders on April 24, 1996, the stockholders approved the Haven Bancorp, Inc. 1996 Stock Incentive Plan which provided 210,000 shares for the grant of options and restricted stock awards. On April 24, 1996, 1,976 shares were granted to directors which vest six months from the date of grant and 27,989 shares were granted to officers and employees on May 23, 1996, which vest over a three year period beginning one year from the date of grant. Such shares were recorded as unearned compensation at their fair value on the date of award, to be amortized to expense over the vesting period.

NOTE 6 - CONTINGENCIES. On February 6, 1995, Nationar, the entity that provided check collection services for the Bank was seized by the Superintendent of Banks of the State of New York ("Superintendent"). Checks in process of collection for the Bank totalling $8.9 million were held by Nationar at the time it was seized. In April 1995, $3.9 million of these funds were remitted to the Bank. During the third quarter of 1995, the Bank filed Proofs of Claim totalling $5.0 million in the aggregate. However, there was a reasonable likelihood that the Bank would not recover all of the amounts owed by Nationar. Accordingly, management established a reserve for potential losses associated with the Nationar deposits. During the year ended December 31, 1995, the Bank recorded $430,000 related to the ultimate recovery of amounts owed by Nationar. On June 27, 1996, the Bank received a partial payment of it's claim against Nationar totalling $4,987,000, at which time $389,000 of the reserve previously established against this claim was taken into income. The Bank could receive further payment on the outstanding balance of its claims, but the exact timing and amount of such further payments, if any, are unknown at this time.

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

The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using the Opinion 25 method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Pro forma disclo-sures for awards granted in the first fiscal year beginning after December 15, 1994, need not be included in the financial statements for that fiscal year, but should be presented subsequently whenever financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. The Company will continue to apply the Opinion No. 25 method in preparing its consolidated financial statements and will provide the pro forma disclosures required by SFAS No. 123.

In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets.

Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets at the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment.

SFAS No. 125 provides implementation guidance for: assessing isolation of transferred assets; accounting for transfers of partial interests; servicing of financial assets; securitizations; transfers of sales-type and direct financing lease receivables; securities lending transactions; repurchase agreements (including "dollar rolls" and "wash sales"); loan syndications and participations; risk participations in banker's acceptances; factoring arrangements; transfers of receivables with recourse; extinguishment of liabilities.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. It is to be applied prospectively; earlier or retroactive application is not permitted. SFAS No. 125 when adopted is not expected to have a material effect on the Company's financial statements.

NOTE 8 - NET INCOME PER SHARE OF COMMON STOCK. Primary and fully diluted net income per share were determined by dividing net income by the weighted average number of shares outstanding. There were 4,381,284 primary shares outstanding and 4,408,603 fully diluted shares outstanding for the three months ended June 30, 1996. There were 4,418,538 primary shares outstanding and 4,466,143 fully diluted shares outstanding for the six months ended June 30, 1996. The weighted average number of shares outstanding does not include 202,411 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of June 30, 1996 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Stock options are regarded as common stock equivalents and are considered in both primary earnings per share and fully diluted earnings per share using the treasury stock method.


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

Haven Bancorp's business currently consists of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one-to four-family, owner occupied residential mortgage loans. In addition, in times of low loan demand, the Bank will invest in debt, equity and MBSs to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans, equity lines of credit and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses as well as non-interest income and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate owned operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.


ANALYSIS OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1995 TO
JUNE 30, 1996

                            ASSETS

Total assets increased by $77.5 million, or 5.3% to $1.6 billion at June 30, 1996. Securities available for sale decreased by $6.2 million, or 1.2% to $496.9 million at June 30, 1996 from $503.1 million at December 31, 1995. During the six month period ended June 30, 1996, the Bank purchased $108.6 million of MBSs, $85.1 million of government agency securities, $19.1 million in FNMA Preferred Stock and $6.0 million of corporate bond securities. These purchases for the available for sale portfolio were offset by sales and principal repayments of $166.3 million and $49.2 million, respectively. The purchases and sales during the first six months of 1996 in the available for sale portfolio were done to improve the net interest margin by swapping lower yielding securities for higher yielding securities while minimizing interest rate risk. During the second quarter of 1996, $36.9 million of MBSs were sold in the available for sale portfolio with an average yield of 6.27% and replaced with $45.6 million of MBSs yielding approximately 7.36%. Debt securities held to maturity declined by $29.5 million, or 23.1% to $98.3 million at June 30, 1996 from $127.8 million at December 31, 1995 mainly due to principal repayments and calls totalling $36.5 million which were partially offset by purchases totalling $7.0 million. MBSs held to maturity increased by $14.4 million, or 7.6% to $205.1 million at June 30, 1996 from $190.7 million at December 31, 1995. During the second quarter of 1996, the Bank purchased $21.1 million of MBSs for the held to maturity portfolio which were offset by principal repayments totaling $11.4 million.

Net loans increased by $97.4 million, or 17.4% to $657.8 million at June 30, 1996 from $560.4 million at December 31, 1995. Loan originations during the six month period ended June 30, 1996 totaled $147.4 million (comprised of $109.7 million of residential one-to four-family mortgage loans, $3.6 million of equity loans and lines of credit, $1.5 million of construction advances, and $32.6 million of commercial real estate and multi-family loans. Originations for residential one-to four-family mortgage loans included purchases of $55.4 million of residential loans in the secondary market. The purchase of loans in the secondary market was done to enhance the Bank's internal loan origination volume.

Multi-family, commercial real estate and construction and land lending are generally believed to involve a higher degree of credit risk than one-to four-family lending because such loans typically involve higher principal amounts and the repayment of such loans generally is dependent on income produced by the property sufficient to cover operating expenses and debt service. Economic events that are outside the control of the borrower or lender could adversely impact the value of the security for the loan or the future cash flows from the borrower's property. In recognition of these risks, the Bank has instituted more stringent underwriting criteria for all of its loans and originates multi-family, commercial real estate and construction and land loans only on a selective basis. During the second quarter of 1996, principal repayments totalled $28.7 million, $1.2 million was transferred to REO and $93,000 of loans were sold in the secondary market. During the first quarter of 1996, loan originations totalled $36.0 million, principal repayments totalled $16.9 million, $1.0 million was transferred to REO and $679,000 of loans were sold in the secondary market.

REO, net increased by $314,000, or 15.4% to $2.3 million (net of a $120,000 reserve) at June 30, 1996 from $2.0 million (net of a $178,000 reserve) at December 31, 1995. During the second quarter, the Bank acquired $1.2 million of REO properties, sold $371,000 of REO, and recorded write-downs to fair value of $265,000 on various properties. During the first quarter, the Bank acquired $1.0 million of REO, sold $657,000 of REO and recorded write-downs to fair value of $726,000 on various properties. (See discussion of non-performing assets on pages 17-18).

Included in other assets at June 30, 1996 was $9.5 million of net deferred tax assets compared to $4.1 million at December 31, 1995. The increase was primarily due to $4.1 million which represents the tax effect of the increase of $8.8 million in the unrealized loss on securities available for sale from December 31, 1995 to June 30, 1996. The remainder of the increase was primarily due to a net increase of $1.4 million in the allowance for loan losses. Management believes that the Company will generate future taxable income sufficient to utilize the deferred tax asset over time.

                        LIABILITIES

Deposits increased by $38.0 million between December 31, 1995 and June 30, 1996 primarily due to an increase in certificates of deposit outstanding of $47.0 million for the six-month period. The Bank's strategy has been to attract deposits from short to medium term certificates of deposit (up to 24 months) as a lower cost alternative to borrowed funds to fund loan originations. In May, 1996, the Bank opened its first supermarket branch in an Edwards Super Store located in Medford, Long Island. This branch had $1.6 million in deposits at June 30, 1996. The Bank is pursuing opportunities to open additional supermarket branches in the future. Borrowed funds increased by $39.0 million, or 14.4% to $309.6 million from $270.6 million at December 31, 1995 primarily for the funding of residential mortgage loans purchased on the secondary market. During the quarter ended June 30, 1996, the Bank purchased $51.4 million of residential mortgages in the secondary market. Due to brokers totalling $5.8 million includes amounts due at quarter end on securities purchased, not yet delivered.


                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity decreased to $94.1 million at June 30, 1996 from $98.5 million at December 31, 1995. Net income of $5.9 million for the six-month period was offset by the purchase of 225,537 shares of treasury stock for $5.5 million. In addition, there was a decline of $4.7 million in the unrealized gain on securities available for sale, net of tax effect, and the Company declared dividends of $998,000 for the first half of 1996. The allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs, together with related tax benefits, increased stockholders' equity by $695,000. Finally, during the second quarter, the Company awarded 29,965 shares of restricted stock from the Haven Bancorp 1996 Stock Incentive Plan. See Note 5 to Notes to Consolidated Financial Statements.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and real estate owned.

                                     June 30,       December 31,
                                       1996             1995
                                     --------       ------------
Non-accrual loans
  One-to four-family                  $ 3,715           3,800
  Cooperative                             408             871
  Multi-family                          1,151             967
  Non-residential and other             4,438           4,167
                                       ------          ------
     Total non-accrual loans            9,712           9,805
                                       ------          ------
Restructured loans
  One-to four-family                      972             853
  Cooperative                             490             494
  Multi-family                          2,344           3,602
  Non-residential and other              -              2,123
                                       ------          ------
     Total restructured loans           3,806           7,072
                                       ------          ------
     Total non-performing loans        13,518          16,877
                                       ------          ------
REO, net
  One-to four-family                    1,142           1,148
  Cooperative                             644             723
  Multi-family                            524             156
  Non-residential and other               157             184
                                       ------          ------
     Total REO                          2,467           2,211
  Less allowance for REO                 (120)           (178)
                                       ------          ------
     REO, net                           2,347           2,033
                                       ------          ------
     Total non-performing assets      $15,865          18,910
                                       ======          ======
Non-performing loans to total loans      2.02%           2.97%
Non-performing assets to total assets    1.02            1.28
Non-performing loans to total assets     0.87            1.15


The $3.0 decrease in non-performing assets is due to a decrease of $3.3 million in restructured loans partially offset by a $314,000 increase in REO, net. The decrease in restructured loans was due to the satisfaction of one loan for $1.6 million and the transfer of several other loans to performing status. The ratio of non-performing loans to total loans decreased primarily due to the decrease of $3.4 million in non-performing loans during the six months which was attributable to the satisfaction of a loan for $1.6 million and the reclassification of several other loans to performing status. In addition, total loans increased $98.8 million during the six-month period. The decreases in the ratios of non-performing assets to total assets and non-performing loans to total assets were due to the aforementioned reduction in restructured loans and an increase of $77.5 million in total assets during the six-month period.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1996 and 1995:

                                                1996      1995
                                               -------   -------
Balance at beginning of period                 $ 8,573    10,847
Charge-offs:
   Residential                                    (497)     (225)
   Cooperative                                    (315)   (1,465)
   Multi-family                                    (30)     (491)
   Non-residential and other                      (288)     (784)
                                                ------    ------
     Total charge-offs                          (1,130)   (2,965)
                                                ------    ------
   Recoveries                                      721       249
                                                ------    ------
   Net charge-offs                                (409)   (2,716)
   Provision for loan losses                     1,775     1,300
                                                ------    ------
Balance at end of period                       $ 9,939     9,431
                                                ======    ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period    0.13%     1.05%
Ratio of allowance for loan losses to
  total loans at the end of the period           1.49      1.80
Ratio of allowance for loan losses to non-
  performing loans at the end of the period     73.52     40.56



The ratio of net charge-offs during the first six months of 1996 to average loans outstanding decreased compared to the same period in 1995 due to the decrease in charge-offs as a result of the decrease in non-performing loans between the periods and an increase of $95.5 million in average loans outstanding. The ratio of allowance for loan losses to total loans also decreased due to the increase in average loans outstanding as previously mentioned. The ratio of allowance for loan losses to non-performing loans increased between the periods due to the decrease in non-performing loans. The Bank's allowance for loan losses was $9.9 million and $9.4 million at June 30, 1996 and 1995, respectively, while non-performing loans totalled $13.5 million and $23.3 million, respectively, at those dates.

               ALLOWANCE FOR REAL ESTATE OWNED

Activity in the allowance for REO for the six months ended June 30, 1996 and 1995 are as follows:

                                      1996      1995
                                     -------   -------
Balance at beginning of period       $   178       717
Provision charged to operations          125       500
Charge-offs                             (183)     (931)
                                      ------    ------
Balance at end of period             $   120       286
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

In order to reduce its sensitivity to interest rate risk, the Company's current strategy includes emphasizing the origination or purchase for portfolio of adjustable-rate loans, debt securities and MBSs and maintaining a securities available for sale portfolio.

The Company invests in MBSs and debt and equity securities and utilizes such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand. While MBSs carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value of such securities.

The Company has attempted to reduce its exposure to interest rate risk through the origination of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. During the first half of 1996, the Bank sold a large portion of its available for sale portfolio, most of which were fixed rate securities, to improve yield with purchases of fixed rate securities bearing higher yields and shorter duration. The Bank purchased fixed rate debt securities and MBSs during the period to take advantage of higher yields versus rates offered on adjustable rate securities. At June 30, 1996, $248.9 million, or 42.1% of the Company's MBSs portfolio were adjustable-rate MBSs. In addition, $56.3 million or 27.0% of the Company's debt securities portfolio were floating rate securities. The adjustable portion of the MBS portfolio is allocated as follows: $238.3 million is in the available for sale portfolio, whereas, $10.6 million is in the held to maturity portfolio. The Company's adjustable debt securities are allocated as follows: $50.3 million is in the held to maturity portfolio, whereas, $6.0 million is in the available for sale portfolio.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of passbook, money market, NOW and demand accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At June 30, 1996 core deposits represented 48.7% of deposits compared to 50.8% of deposits at December 31, 1995. During the first six months of 1996, passbook accounts decreased by $704,000, net of interest, whereas, certificates of deposit increased by $47.0 million, net of interest. The Bank's strategy during 1995 and 1996 has been to emphasize 12 and 18 month certificates of deposit in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities when rates started to rise again during February and as a less expensive alternative to borrowed funds. During the first six months of 1996 the cost of certificate accounts was 5.65% compared to 5.87% for borrowed funds. The amount of certificate accounts outstanding at June 30, 1996 was $580.0 million compared to $533.0 million at December 31, 1995.


                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank's ratio was 12.62% at June 30, 1996 compared to 10.31% at December 31, 1995. The increase in the liquidity ratio during the six-month period is due to the purchase of government agency securities, which are considered liquid assets according to the OTS guidelines, and an increase in federal funds sold.

The Company's primary sources of funds are deposits, principal and interest payments on loans and MBSs, retained earnings and advances from FHLB-NY. Proceeds from the sale of securities available for sale and loans held for sale are also a source of funding, as are, to a lesser extent, the sales of annuities and securities brokerage activities conducted by the Bank's subsidiary, Columbia Investment Services, Inc. While maturities and scheduled amortization of loans and MBSs are somewhat predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996 and December 31, 1995, cash and short and intermediate-term investments totaled $35.1 million and $38.9 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs available for sale. Other sources of funds include FHLB advances, which at June 30, 1996, totaled $169.7 million. If needed, the Bank may borrow an additional $200,000 from the FHLB.

As of June 30, 1996, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(3)
                                  ------  ----------     ------  ----------     ------  ----------
                                       (Dollars in thousands)
Capital for regulatory purposes   $91,950    5.95%       $91,950    5.95%       $100,487   13.83%

Minimum regulatory requirement     23,163    1.50         46,326    3.00(2)       58,135    8.00
                                   ------    ----         ------    ----         -------    ----
Excess                            $68,787    4.45%       $45,624    2.95%       $ 42,352    5.83%
                                   ======    ====         ======    ====         =======    ====


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

                                                              Three months ended June 30,
                                                           1996                        1995
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  606,591 $12,566   8.29%    $478,377 $10,252   8.57%
 Other loans                                       36,185     921  10.18       40,551   1,074  10.59
 Mortgage-backed securities                       574,572   9,884   6.88      546,662   8,754   6.41
 Money market investments                           3,481      44   5.06        4,879      96   7.87
 Debt and equity securities                       225,284   3,598   6.39      181,234   3,092   6.82
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,446,113  27,013   7.47    1,251,703  23,268   7.44
Non-interest earning assets                        63,705  ------              67,158  ------
                                                ---------                   ---------
   Total assets                                 1,509,818                   1,318,861
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Passbook accounts                             379,023   2,351   2.48      410,978   2,553   2.48
    Certificate accounts                          571,749   8,008   5.60      500,633   7,337   5.86
    NOW accounts                                  111,835     248   0.89       94,648     228   0.96
    Money market accounts                          58,880     479   3.25       40,437     316   3.13
    Borrowed funds                                271,517   3,915   5.77      164,264   2,764   6.73
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,393,004  15,001   4.31    1,210,960  13,198   4.36
Other liabilities                                  22,235  ------              16,821  ------
                                                ---------                   ---------
   Total liabilities                            1,415,239                   1,227,781
Stockholders' equity                               94,579                      91,080
                                                ---------                   ---------
Total liabilities and stockholders' equity      1,509,818                   1,318,861
                                                =========                   =========
Net interest income/net interest rate spread              $12,012   3.16%             $10,070   3.08%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $53,109           3.32%     $40,743           3.22%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.81%                     103.36%
                                                           ======                      ======

                                                             Six months ended June 30,
                                                           1996                        1995
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  573,947 $23,955   8.35%    $474,954 $20,065   8.45%
 Other loans                                       37,243   1,897  10.19       40,741   2,127  10.44
 Mortgage-backed securities                       585,936  20,042   6.84      529,612  16,944   6.40
 Money market investments                           3,699      99   5.35        4,447     189   8.50
 Debt and equity securities                       218,854   6,925   6.33      171,328   5,787   6.76
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,419,679  52,918   7.45    1,221,082  45,112   7.39
Non-interest earning assets                        62,428  ------              74,906  ------
                                                ---------                   ---------
   Total assets                                 1,482,107                   1,295,988
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Passbook accounts                             377,779   4,685   2.48      423,720   5,238   2.47
    Certificate accounts                          556,304  15,713   5.65      484,413  13,887   5.73
    NOW accounts                                  108,416     457   0.84       92,634     416   0.90
    Money market accounts                          60,284     935   3.10       33,908     481   2.84
    Borrowed funds                                264,853   7,777   5.87      153,644   5,097   6.63
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,367,636  29,567   4.32    1,188,319  25,119   4.23
Other liabilities                                  19,854  ------              17,100  ------
                                                ---------                   ---------
   Total liabilities                            1,387,490                   1,205,419
Stockholders' equity                               94,617                      90,569
                                                ---------                   ---------
Total liabilities and stockholders' equity      1,482,107                   1,295,988
                                                =========                   =========
Net interest income/net interest rate spread              $23,351   3.13%             $19,993   3.16%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $52,043           3.29%     $32,763           3.27%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.81%                     102.76%
                                                           ======                      ======


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED JUNE 30, 1996 AND 1995

GENERAL. The Company reported net income of $3.0 million for the three months ended June 30, 1996 compared to net income of $1.8 million for the three months ended June 30, 1995. The $1.2 million increase was primarily attributable to an increase of $3.7 million in interest income and an increase of $885,000 in non-interest income. These were partially offset by interest expense which increased $1.8 million, the provision for loan losses which increased $425,000, an increase of $264,000 in non-interest expense and the provision for income tax expense which increased $960,000.

INTEREST INCOME. Interest income increased by $3.7 million, or 16.1% to $27.0 million for the three months ended June 30, 1996 from $23.3 million for the three months ended June 30, 1995. The increase was primarily the result of a $2.3 million increase in interest income on mortgage loans, an increase of $1.1 million in interest income on MBSs, and an increase of $506,000 in interest income on debt and equity securities. These were partially offset by a decrease in interest income on other loans and money market investments of $153,000 and $52,000, respectively.

Interest income on mortgage loans increased by $2.3 million, or 22.6% to $12.6 million for the three months ended June 30, 1996, from $10.3 million for the comparable three-month period in 1995 primarily as a result of an increase in average balances of mortgage loans of $128.2 million partially offset by a decrease in the average yield on mortgage loans of 28 basis points. The average yield on mortgage loans decreased to 8.29% for the three months ended June 30, 1996 from 8.57% for the comparable three-month period in 1995. The increase in average balances of mortgage loans between the periods was primarily due to mortgage originations for the second quarter of 1996 which totalled $109.4 million. The originations included the purchase of $55.4 million of residential mortgages in the secondary market. During the first quarter of 1996 and the second half of 1995, the Bank originated $34.3 million and $92.7 million, respectively, in mortgage loans partially offset by principal payments of $13.5 and $42.3 million, respectively. The mortgage loans purchased during the second quarter of 1996 were done to enhance in-house originations and provide additional production volume. Interest income on other loans decreased by $153,000, or 14.2% primarily due to a decrease of $4.4 million in average balances outstanding and a decrease of 41 basis points in average yield. During the fourth quarter of 1995, the Bank discontinued its non-real estate related consumer lending function.

Interest income on MBSs increased by $1.1 million, or 12.9% to $9.9 million for the three months ended June 30, 1996 from $8.8 million for the comparable three-month period in 1995 primarily due to an increase in average balances of MBSs of $27.9 million and an increase in the average yield of 47 basis points. The increase in average balances of MBSs between the periods was primarily due to the purchase of $139.7 million of MBSs during 1996 (of which $116.4 million were fixed rate securities), which were partially offset by sales totalling $114.3 million from the available for sale portfolio. During the second quarter of 1996, the Company purchased $66.1 million of fixed rate MBSs, of which $45.6 million were for the available for sale portfolio. The emphasis on fixed rate securities was due to more favorable yield opportunities in fixed rate securities during the first half of 1996 compared to adjustable-rate securities. The Company has been actively managing its available for sale portfolio to increase yield while maintaining or reducing its interest-rate risk exposure.

Interest income on debt and equity securities increased by

$506,000, or 16.4% to $3.6 million for the three months ended June 30, 1996 from $3.1 million for the comparable three-month period in 1995 primarily as a result of an increase in average balances of $44.1 million partially offset by a decrease in average yield of 43 basis points. The increase in average balance was primarily due to the purchase of $122.2 million of debt securities during 1996 partially offset by sales totalling $46.9 million from the available for sale portfolio. The decrease in average yield was attributable to a decrease in the two year treasury index which is used to determine the change in rate on $51.3 million of corporate bonds which adjust quarterly. During the second quarter of 1996, the Bank purchased $16.1 million of debt securities of which $15.1 million were designated as available for sale.

INTEREST EXPENSE. Interest expense increased by $1.8 million, or 13.6% to $15.0 million for the three months ended June 30, 1996 from $13.2 million for the three months ended June 30, 1995. The increase was primarily the result of a $652,000 increase in interest expense on deposits and an increase of $1.2 million in interest expense on borrowings.

Interest on deposits increased by $652,000, or 6.2% to $11.1 million for the three months ended June 30, 1996 from $10.4 million for the comparable three-month period in 1995. The increase in interest on deposits was primarily due to the average balance which increased $74.8 million, or 7.1% to $1.12 billion for the three months ended June 30, 1996 from $1.05 billion for the comparable three-month period in 1995. The cost of deposit decreased slightly between the periods from 3.99% in the 1995 period to 3.95% in the 1996 period. The increase in average balance was primarily due to certificate account balances which increased $71.1 million, or 14.2% to $571.7 million for the three months ended June 30, 1996 from $500.6 million for the comparable three-month period in 1995. The Bank's strategy during 1995 and the first half of 1996 has been to emphasize 12 and 18 month certificates of deposit in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities in the rising interest rate environment and as a less expensive alternative to borrowed funds when appropriate. The average cost of certificate accounts was 5.60% for the second quarter of 1996 compared to 5.86% for the comparable 1995 period due to the decrease in market interest rates particularly for 12 to 18 month certificate accounts. Interest expense on certificate accounts increased by $671,000 or 9.1% to $8.0 million for the three months ended June 30, 1996 from $7.3 million in the same period in 1995. The average balance of passbook accounts decreased by $32.0 million, or 7.8% to $379.0 million for the three months ended June 30, 1996 from $411.0 million for the second quarter of 1995. The average cost of passbook accounts remained the same at 2.48% for both periods. Interest expense on passbook accounts decreased by $202,000, or 7.9% to $2.4 million for the three months ended June

30, 1996 from $2.6 million in the same period in 1995 primarily due to a decrease in average balances due to customers seeking higher yielding investment opportunities including the Bank's certificate of deposit accounts.

Interest on borrowed funds increased by $1.2 million, or 41.6% to $3.9 million for the three months ended June 30, 1996 from $2.8 million for the comparable three-month period in 1995. Borrowed funds on an average basis increased by $107.3 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1996 to provide funding for the purchase of $55.4 million of residential mortgages in the secondary market and the purchase of debt and MBS securities. The average rate paid on borrowings decreased to 5.77% for the three months ended June 30, 1996 from 6.73% for the comparable prior-year period due to a decrease in market interest rates between the periods.

NET INTEREST INCOME. Net interest income increased by $1.9 million to $12.0 million for the three months ended June 30, 1996 from $10.1 million for the three months ended June 30, 1995. The increase reflects an increase in the average yield on interest-earning assets to 7.47% from 7.44% for the three months ended June 30, 1996 and 1995, respectively. This increase was enhanced by the average cost on interest-bearing liabilities which decreased to 4.31% from 4.36% for the three months ended June 30, 1996 and 1995, respectively. The net interest spread was 3.16% for the three months ended June 30, 1996 compared to 3.08% for the comparable period in 1995.

PROVISION FOR LOAN LOSSES. The Bank provided $1.1 million for loan losses for the three months ended June 30, 1996 compared to $700,000 for the comparable three-month period in 1995. The increase was due to the growth in the Bank's residential and commercial mortgage loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $885,000 or 46.6% for the three months ended June 30, 1996 to $2.8 million from $1.9 million for the comparable three-month period in 1995. Loan fees and servicing income increased by $616,000 mainly due to the recovery of interest totalling $597,000 on the satisfaction of a land loan that was previously classified as a restructured loan. Insurance, annuity and mutual fund fees increased by $243,000 due to an increase in sales volume. During the quarter ended June 30, 1996, the Bank incurred a net loss of $45,000 on the sale of $36.9 million in securities which had been available for sale. Savings and checking fees increased by $106,000 due to the number of checking accounts which increased by 8,758 or 17.5% to 58,747 at June 30, 1996 from 49,989 at June 30, 1995 due to the Bank's strategy to continue to attract lower cost deposit balances. The growth in deposit accounts includes 1,119 new accounts opened at the Bank's first supermarket branch located in Medford, Long Island. These were slightly offset by other income which declined $35,000 mainly due to a decrease of $34,000 in fees from corresponding Banks.

NON-INTEREST EXPENSE. Non-interest expense increased by $264,000, or 3.4% for the three months ended June 30, 1996 to $8.0 million from $7.8 million for the comparable three-month period in 1995. The increase was primarily due to increases of $303,000 and $73,000, respectively, in compensation and benefits and occupancy and equipment costs. The increase in compensation and benefits expense was due to additional sales volume generated by CIS, Inc. which increased commissions paid by $112,000. The remainder of the increase in compensation and benefits was due to normal merit increases. The increase in occupancy and equipment expense was attributable to higher contract costs for the second quarter compared to the same period last year. These increases were partially offset by decreases of $61,000 and $28,000, respectively, in REO operations, net and federal deposit insurance premiums. Miscellaneous operating expenses in total were essentially unchanged from the same period last year. In connection with the June 27, 1996 receipt of a partial payment with respect to the Bank's claim against Nationar, approximately $389,000 of the reserve previously established against this claim was taken into income and is reflected as a credit to other non-interest expense. (See Note 6 of Notes to Consolidated Financial Statements.) This reduction in non-interest expense was offset by the settlement of two legal actions for $150,000 (see legal proceedings); NYCE fees which increased $115,000 due to additional processing fees paid to EDS. The EDS EFIT Division now functions as the switch for the Bank's ATM transactions, whereas in the past EDS Newtrend Division provided the software to switch these transactions. Finally, Haven incurred $95,000 in legal expenses for corporate governance and other matters.

INCOME TAX EXPENSE. Income tax expense was $2.6 million for an effective tax rate of 46.5% for the three months ended June 30, 1996 compared to income tax expense of $1.7 million for an effective tax rate of 47.5% for the comparable period in 1995.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS
ENDED JUNE 30, 1996 AND 1995

GENERAL. The Company reported net income of $5.9 million for the six months ended June 30, 1996 compared to net income of $3.7 million for the six months ended June 30, 1995. The $2.2 million increase was primarily attributable to an increase of $7.8 million in interest income and an increase of $1.2 million in non-interest income. These were partially offset by interest expense which increased $4.4 million, the provision for loan losses which increased $475,000 and non-interest expense which increased

$41,000.  Finally, the provision for income tax expense increased
$1.8 million due to the increase in pre-tax income.

INTEREST INCOME. Interest income increased by $7.8 million, or 17.3% to $52.9 million for the six months ended June 30, 1996 from $45.1 million for the six months ended June 30, 1995. The increase was primarily the result of a $3.9 million increase in interest income on mortgage loans, an increase of $3.1 million in interest income on MBSs, and an increase of $1.1 million in interest income on debt and equity securities. These were slightly offset by a decrease in interest income on other loans and money market investments of $230,000 and $90,000, respectively.

Interest income on mortgage loans increased by $3.9 million, or 19.4% to $24.0 million for the six months ended June 30, 1996 from $20.1 million for the comparable six-month period in 1995 primarily as a result of an increase in average balances of mortgage loans of $99.0 million slightly offset by a decrease in the average yield on mortgage loans of 10 basis points. The average yield on mortgage loans decreased to 8.35% for the six months ended June 30, 1996 from 8.45% for the comparable six-month period in 1995. The drop in the overall yield on the portfolio was mainly attributable to the two rate indexes used for residential and commercial loans.
The average rate for the 30 year treasury bond and the 5-year treasury note declined 48 and 86 basis points, respectively, when compared to the first six months of 1995. Rates declined during the second half of 1995 and did not show any upward movement until February of 1996. The increase in average balances between the periods was due to mortgage originations of $143.8 million during 1996 which included the purchase of $55.4 million of residential mortgage loans in the secondary market. This was partially offset by principal repayments which totalled $38.3 million.

Interest income on other loans decreased by $230,000, or 10.8% primarily due to a decrease of $3.5 million in average balances outstanding and a decrease of 25 basis points in average yield. During the fourth quarter of 1995, the Bank discontinued its non-real estate related consumer lending function.

Interest income on MBSs increased by $3.1 million, or 18.3% to $20.0 million for the six months ended June 30, 1996 from $16.9 million for the comparable six-month period in 1995 primarily due to an increase in average balances of MBSs of $56.3 million and an increase in the average yield of 44 basis points. During 1996, the Bank purchased $139.7 million of MBSs, of which $108.6 million were for the available for sale portfolio. The Bank has been actively managing its available for sale portfolio as part of its interest rate risk strategy. The purchases for the held to maturity portfolio which totalled $31.1 million were fixed rate securities and 78.5% or $85.3 million of the amount purchased for the available for sale portfolio were fixed rate. The emphasis on fixed rate securities during the six-month period was due to more favorable yields available compared to adjustable-rate securities during the same period.

Interest income on debt and equity securities increased by $1.1 million, or 19.7% to $6.9 million for the six months ended June 30, 1996 from $5.8 million for the comparable six-month period in 1995 primarily as a result of an increase in average balances of $47.5 million partially offset by a decrease in average yield of 43 basis points. The decline in average yield was due to a decrease in rates during the second half of 1995. The debt and equity security portfolio includes $51.3 million of corporate bonds which adjust quarterly with rates tied to the two year treasury index which has declined 94 basis points from the same period last year. The average rate for the index for the first six months of 1996 was 5.68% compared to 6.62% for the same period last year. During the second quarter of 1996, the Bank purchased $16.1 million of debt and equity securities of which $15.1 million were designated as available for sale. During the first quarter of 1996, the Bank purchased $121.2 million of debt and equity securities of which $115.2 million were designated as available for sale. The Bank has been actively managing its available for sale portfolio as part of its interest rate risk strategy.

INTEREST EXPENSE. Interest expense increased by $4.4 million, or 17.7% to $29.6 million for the six months ended June 30, 1996 from $25.1 million for the six months ended June 30, 1995. The increase was the result of a $1.8 million increase in interest expense on deposits and an increase of $2.7 million in interest expense on borrowings.

Interest on deposits increased by $1.8 million, or 8.8% to $21.8 million for the six months ended June 30, 1996 from $20.0 million for the comparable six-month period in 1995. The increase in interest on deposits was primarily due to the average balance which increased $68.1 million or 6.6% to $1.10 billion for the six months ended June 30, 1996 from $1.03 billion for the comparable six-month period in 1995 and an increase of 8 basis points in the average cost of deposits between the periods. The increase in average balance was primarily due to certificate account balances which increased $71.9 million, or 14.8% to $556.3 million for the six months ended June 30, 1996 from $484.4 million for the comparable six-month period in 1995. The Bank's strategy during 1995 and the first half of 1996 has been to emphasize 12 and 18 month certificates of deposit in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities and as an alternative to borrowed funds. The average cost of certificate accounts was 5.65% for the first half of 1996 compared to 5.73% for the comparable 1995 period due to a falling interest rate environment during the second half of 1995 and the beginning of 1996. Interest expense on certificate accounts increased by $1.8 million or 13.1% to $15.7 million for the six months ended June 30, 1996 from $13.9 million in the same period in 1995 due to the growth in average balances. The average balance of passbook accounts decreased by $45.9 million, or 10.8% to $377.8 million for the six months ended June 30, 1996 from $423.7 million for the first half of 1995. The average cost of passbook accounts was stable at approximately 2.48% for both periods. Interest expense on passbook accounts decreased by $553,000, or 10.6% to $4.7 million for the six months ended June 30, 1996 from $5.2 million in the same period in 1995 primarily due to a decrease in average balances due to customers seeking higher yielding investment opportunities including the Bank's certificate of deposit accounts. The average cost of all deposits was 3.95% for the period ended June 30, 1996 compared to 3.87% for the period ended June 30, 1995 primarily due to the shift from passbook accounts to higher costing certificates of deposit accounts.

Interest on borrowed funds increased by $2.7 million, or 52.6% to $7.8 million for the six months ended June 30, 1996 from $5.1 million for the comparable six-month period in 1995. Borrowed funds on an average basis increased by $111.2 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1996 to provide funding for loan originations and the purchase of $55.4 million of residential mortgages in the secondary market during the first half of 1996. The growth in average borrowings was also due to a $75 million leverage program that was completed during June of 1995 for the purpose of improving the Bank's net interest margin. The average rate paid on borrowings decreased to 5.87% for the six months ended June 30, 1996 from 6.63% for the comparable prior-year period due to the decrease in market interest rates between the periods. For example, the weighted average rates outstanding on FHLB advances and repurchase agreements at June 30, 1996 were 5.63% and 5.56%, respectively, compared to 6.23% and 5.99% at June 30, 1995.

NET INTEREST INCOME. Net interest income increased by $3.4 million to $23.4 million for the six months ended June 30, 1996 from $20.0 million for the six months ended June 30, 1995. The increase reflects an increase in the average yield on interest-earning assets to 7.45% from 7.39% for the six months ended June 30, 1996 and 1995, respectively. This increase was partially offset by the average cost on interest-bearing liabilities which increased to 4.32% from 4.23% for the six months ended June 30, 1996 and 1995, respectively. The net interest spread was 3.13% for the six months ended June 30, 1996 compared to 3.16% for the comparable period in 1995. It is unclear how the recent increases in market interest rates will impact net interest income for the remainder of 1996.

PROVISION FOR LOAN LOSSES. The Bank provided $1.8 million for loan losses for the six months ended June 30, 1996 compared to $1.3 million for the comparable six-month period in 1995. The Bank established an additional provision of $400,000 during June 1996 related to the growth in the Bank's residential and commercial mortgage loan portfolios.

NON-INTEREST INCOME. Non-interest income increased by $1.2 million or 31.1% for the six months ended June 30, 1996 to $4.9 million from $3.8 million for the comparable six-month period in 1995.
Loan fees and servicing income increased by $603,000 due to the recovery of interest totalling $597,000 during the second quarter of 1996 on the satisfaction of a land loan that was previously classified as a restructured loan. Insurance, annuity and mutual fund fees increased by $408,000 due to an increase in sales volume of 46% for the first half of 1996 from the same period in 1995.
The net gain on the sale of interest earning assets was $99,000 due to the sale of $166.3 million in securities which had been available for sale. The Bank has been actively managing its available for sale portfolio to improve yield and to reduce interest rate risk on the overall portfolio. Savings and checking fees increased by $212,000 due to the number of checking accounts which increased by 8,758 or 17.5% to 58,747 at June 30, 1996 from 49,989 at June 30, 1995 due to the Bank's strategy to attract lower cost deposit balances. These were partially offset by other non-interest income which declined $150,000 due to decreases of $90,000 and $57,000, respectively, in miscellaneous income and fees from corresponding Banks.

NON-INTEREST EXPENSE. Non-interest expense increased by $41,000, or 0.3% for the six months ended June 30, 1996 to $15.5 million from $15.4 million for the comparable six-month period in 1995.
The increase was primarily due to increases of $543,000 and $96,000, respectively, in compensation and benefits and occupancy and equipment costs. The increase in compensation costs was due to a 46% increase in sales volume generated by CIS, Inc. which increased commissions paid for the period by $190,000. The remainder of the increase in compensation was due to normal merit increases. The increase in occupancy and equipment costs was due to higher contract costs for the first half of 1996 when compared to the same period last year. These increases were offset by decreases of $530,000 and $62,000, respectively, in REO operations, net and FDIC deposit insurance premiums. The decrease in real estate owned operations, net was primarily due to the sale of $1.0 million of REO properties during 1996. Miscellaneous operating expenses in total were essentially unchanged from the same period last year. During June 1996, the Bank took into income $389,000 of the reserve previously established against its claim against Nationar (see Note 6 to Notes to Consolidated Financial Statements). This reduction in miscellaneous costs was offset by the following: Other miscellaneous expenses were up $150,000 due to agency fees of $55,000 paid for additions to staff and the settlement of two legal actions for $150,000 (see legal proceedings). NYCE fees increased $118,000 during the period.
The EDS EFIT Division now functions as the switch for the Bank's ATM transactions, whereas in the past EDS Newtrend Division provided the software to switch these transactions.

INCOME TAX EXPENSE. Income tax expense was $5.2 million for an effective tax rate of 46.8% for the six months ended June 30, 1996 compared to income tax expense of $3.3 million for an effective tax rate of 47.5% for the comparable period in 1995.

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

During the third quarter of 1995, the Bank filed Proofs of Claim totalling $5.0 million in the aggregate. However, there was a reasonable likelihood that the Bank would not recover all of the amounts owed by Nationar. Accordingly, management established a reserve for potential losses associated with Nationar deposits, in connection with its normal procedure for monitoring asset quality. During the year ended December 31, 1995, the Bank recorded $430,000 related to the ultimate recovery of amounts owed by Nationar. On June 27, 1996, the Bank received a partial payment of it's claims against Nationar totalling $4,987,000, at which time $389,000 of the reserve previously established was taken into income. The Bank could receive further payment on the outstanding balance of its claims, but the exact timing of such further payments, if any, are unknown at this time.

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At June 30, 1996, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $13,300,000 in actual damages and an additional $13,000,000 of unspecified damages. The Banks ultimate liability, if any , which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

In addition, the Bank and certain of its officers are defendants in a lawsuit alleging discriminatory employment practices by the defendants. The suit was filed on June 1, 1994 in the United States District Court, Eastern District of New York and alleges violations under Title VII of the Civil Rights Act of 1964 and the New York Human Rights Law. The lawsuit seeks monetary damages.
The Bank does not believe it engaged in any discriminatory employment practices and intends to vigorously defend this lawsuit. In May 1996, the Bank settled a lawsuit filed on July 28, 1994 in the United States District Court, Eastern District of New York which alleged violations under Title VII of the Civil Rights Act of 1964 and the New York Human Rights Law. The suit was settled for $99,999.

The Company is involved in various other legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) 27.1 Financial Data Schedule.
         (b) None.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  August 13, 1996         By:    /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  August 13, 1996         By:    /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer
