Form 10-Q
period 1996-09-30
HAVEN BANCORP INC
filed 1996-11-13
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996      OR

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

                           11-3153802
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

There were 4,322,904 shares of the Registrant's common stock outstanding as of November 8, 1996.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of September 30, 1996 and December 31, 1995     3

         Consolidated Statements of Operations for the
         Three Months and Nine Months ended
         September 30, 1996 and 1995                        4

         Consolidated Statements of Changes in
         Stockholders' Equity for the Nine Months
         ended September 30, 1996 and 1995                  5

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 1996 and 1995      6

         Notes to Consolidated Financial Statements      7-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  13-36


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                              36-37

Item 2.  Changes in Securities                             37

Item 3.  Defaults Upon Senior Securities                   37

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           37

Item 5.  Other Information                                 37

Item 6.  Exhibits and Reports on Form 8-K                  37

    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                     September 30,  December 31,
                                                                         1996          1995
                                                                     -------------  ------------
ASSETS
Cash and due from banks                                                 $ 30,573     $  29,790
Money market investments                                                   2,693         9,064
Securities available for sale (note 2)                                   445,604       503,058
Loans held for sale                                                       10,594        11,412
Debt securities held to maturity (estimated fair value of $96,823
  and $126,811 in 1996 and 1995, respectively) (note 2)                   98,307       127,796
Federal Home Loan Bank of NY stock, at cost                                9,140         8,138
Mortgage-backed securities held to maturity (estimated fair value of
  $198,422 and $189,551 in 1996 and 1995, respectively) (note 2)         203,442       190,714
Loans:
  First mortgage loans                                                   693,933       519,804
  Cooperative apartment loans                                              9,715        10,187
  Other loans                                                             34,592        38,967
                                                                       ---------     ---------
     Total loans                                                         738,240       568,958
Less allowance for loan losses                                           (10,314)       (8,573)
                                                                       ---------     ---------
  Loans, net                                                             727,926       560,385
Premises and equipment, net                                                8,183         7,590
Accrued interest receivable                                               10,608        10,736
Real estate owned, net                                                     2,198         2,033
Other assets                                                              15,429        12,100
                                                                       ---------     ---------
     Total assets                                                     $1,564,697    $1,472,816
                                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                             1,127,257     1,083,446
  Borrowed funds                                                         319,012       270,583
  Mortgagors' escrow balances                                              7,686         3,227
  Due to broker                                                                0         5,000
  Other liabilities                                                       16,819        12,041
                                                                       ---------     ---------
     Total liabilities                                                 1,470,774     1,374,297
                                                                       ---------     ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                          -             -
  Common stock, $.01 par value, 10,500,000 shares authorized,
    4,959,375 issued; 4,322,904 and 4,511,457 shares
    outstanding in 1996 and 1995, respectively                                50            50
  Additional paid-in capital                                              48,614        47,331
  Retained earnings, substantially restricted                             62,216        57,919
  Unrealized (loss) gain on securities available for sale, net
    of tax effect                                                         (2,984)        2,083
  Treasury stock, at cost (636,471 and 447,918 shares in 1996
    and 1995, respectively)                                              (11,080)       (6,023)
  Unallocated common stock held by Bank's ESOP                            (1,938)       (2,197)
  Unearned common stock held by Bank's Recognition Plans and Trusts         (294)         (644)
  Unearned Compensation                                                     (661)         -
                                                                       ---------     ---------
      Total stockholders' equity                                          93,923        98,519
                                                                       ---------     ---------
      Total liabilities and stockholders' equity                      $1,564,697    $1,472,816
                                                                       =========     =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Operations
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                       ------------------    ------------------
                                                       1996          1995    1996          1995
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $13,715     $10,788   $37,670     $30,853
  Other loans                                              884       1,045     2,781       3,172
  Mortgage-backed securities                             9,575      10,242    29,617      27,186
  Money market investments                                  40          70       139         259
  Debt and equity securities                             3,749       3,172    10,674       8,959
                                                        ------      ------    ------      ------
     Total interest income                              27,963      25,317    80,881      70,429
                                                        ------      ------    ------      ------
Interest expense:
 Deposits:
  Passbook accounts                                      2,342       2,479     7,027       7,717
  NOW accounts                                             247         236       704         652
  Money market accounts                                    482         483     1,417         964
  Certificate accounts                                   8,274       7,686    23,987      21,573
 Borrowings                                              4,627       3,993    12,404       9,090
                                                        ------      ------    ------      ------
    Total interest expense                              15,972      14,877    45,539      39,996
                                                        ------      ------    ------      ------
Net interest income before provision for loan losses    11,991      10,440    35,342      30,433
Provision for loan losses                                  700         700     2,475       2,000
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     11,291       9,740    32,867      28,433
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           293         270     1,517         891
  Savings/checking fees                                    867         722     2,440       2,083
  Net (loss) gain on sales of interest-earning assets      (11)        122        88         122
  Insurance annuity and mutual fund fees                   837         685     2,329       1,769
  Other                                                    265         277       814         976
                                                        ------      ------    ------      ------
     Total non-interest income                           2,251       2,076     7,188       5,841
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                              3,423       3,790    11,097      10,921
  Occupancy and equipment                                  840         899     2,598       2,561
  Real estate owned operations, net                          8         402       312       1,236
  SAIF Recapitalization (note 5)                         6,800         -       6,800         -
  Federal deposit insurance premiums                       629         673     1,865       1,971
  Other                                                  2,324       2,139     6,812       6,633
                                                        ------      ------    ------      ------
     Total non-interest expense                         14,024       7,903    29,484      23,322
                                                        ------      ------    ------      ------
Income (loss) before income tax expense (benefit)         (482)      3,913    10,571      10,952
Income tax expense (benefit)                              (559)      1,708     4,610       5,053
                                                        ------      ------    ------      ------
Net income                                              $   77      $2,205    $5,961      $5,899
                                                        ======      ======    ======      ======
Net income per common share:  Primary                   $ 0.02      $ 0.49    $ 1.35      $ 1.31
                                                        ======      ======    ======      ======
                              Fully diluted             $ 0.02      $ 0.49    $ 1.35      $ 1.31
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

                              HAVEN BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                 Nine Months ended September 30, 1996 and 1995
                                 (Unaudited)

                                                                  Unrealized
                                                                  Gain (Loss)           Unallocated  Unearned
                                             Additional          on Securities            Common      Common
                                      Common  Paid-In   Retained   Available   Treasury Stock Held  Stock Held   Unearned
                                      Stock   Capital   Earnings   for Sale     Stock     by ESOP     by RRP   Compensation Total
                                      ------ ---------- -------- ------------- -------- ----------- ---------- ------------ -----
                                                                                  (In thousands)
Balance at December 31, 1995           $  50   47,331    57,919      2,083      (6,023)   (2,197)     (644)        -       98,519
Net income for the nine months ended
  September 30, 1996                      -       -       5,961        -           -         -          -          -        5,961
Dividends declared (note 4)               -       -      (1,646)       -           -         -          -          -       (1,646)
Purchase of treasury stock
  (225,537 shares)                        -       -         -          -        (5,516)      -          -          -       (5,516)
Stock options exercised, net of
  tax effect (7,019 shares)               -       412       (18)       -            88       -          -          -          482
Treasury stock issued for deferred
  compensation plans (29,965 shares)      -       411       -          -           371       -          -         (782)       -
Change in unrealized gain (loss) on
  securities available for sale, net
  of tax effect                           -       -         -       (5,067)        -         -          -          -       (5,067)
Allocation of ESOP stock and
  amortization of award of RRP
  stock, net of tax effect                -       460       -          -           -         259       350         -        1,069
Amortization of deferred compensation
  plan                                    -       -         -          -           -         -          -          121        121
                                        ----   ------    ------     ------      ------    ------     -----       -----     ------
Balance at September 30, 1996             50   48,614    62,216     (2,984)    (11,080)   (1,938)     (294)       (661)    93,923
                                        ====   ======    ======     ======      ======    ======     =====       =====     ======
Balance at December 31, 1994              50   46,495    50,331     (1,880)     (5,093)   (2,725)     (943)        -       86,235
Net income for the nine months ended
  September 30, 1995                      -       -       5,899        -           -         -          -          -        5,899
Dividends Declared                        -       -        (451)       -           -         -          -          -         (451)
Purchase of treasury stock
  (75,570 shares)                         -       -         -          -        (1,360)      -          -          -       (1,360)
Reissued Treasury Stock contributed to
  RRP (9,918 shares)                      -        49       -          -           119       -        (168)        -          -
Stock options exercised (22,316 shares)   -        45       (46)       -           269       -          -          -          268
Change in unrealized gain (loss) on
  securities available for sale, net
  of tax effect                           -       -         -        1,625         -         -          -          -        1,625
Allocation of ESOP stock and
  amortization of award of RRP stock      -       370       -          -           -         439       349         -        1,158
                                        ----   ------    ------     ------      ------    ------     -----       -----     ------
Balance at September 30, 1995             50   46,959    55,733       (255)     (6,065)   (2,286)     (762)        -       93,374
                                        ====   ======    ======     ======      ======    ======     =====       =====     ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                          ------------------
                                                                            1996      1995
                                                                            ----      ----
Net cash flows from operating activities:
  Net income                                                               $ 5,961   $ 5,899
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                               1,190     1,158
   Amortization of net deferred loan origination fees                          235      (312)
   Premiums and discounts on loans, mortgage-backed and debt securities       (963)       83
   Provision for loan losses                                                 2,475     2,000
   Provision for losses on real estate owned                                   875       700
   Deferred income taxes                                                    (5,519)    4,630
   SAIF Recapitalization                                                     6,800       -
   Net gain on sales of interest-earning assets                                (88)     (122)
   Depreciation and amortization                                               661       702
   Decrease (increase) in accrued interest receivable                          128    (1,371)
   Decrease in due to broker                                                (5,000)   (8,800)
   (Decrease) increase in other liabilities                                 (2,022)      806
   Increase (decrease) in other assets                                       2,190    (2,780)
                                                                            ------    ------
Net cash provided by operating activities                                    6,923     2,593
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                   (169,072)  (45,098)
  Proceeds from disposition of assets (including REO)                        2,562     8,342
  Purchases of securities available for sale                              (254,969)  (18,894)
  Principal repayments and maturities on securities available for sale      63,887     1,385
  Proceeds from sales of securities available for sale                     237,763    18,777
  Purchases of debt securities held to maturity                             (7,741)  (88,108)
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                        36,511    30,693
  Purchases of mortgage-backed securities held to maturity                 (38,451) (146,692)
  Principal repayments on mortgage-backed securities held to maturity       26,138    49,264
  Net decrease in premises and equipment                                     1,254       231
                                                                           -------   -------
Net cash used in investing activities                                     (102,118) (190,100)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                  43,811    63,163
  Net increase in borrowed funds                                            48,429   125,837
  Increase in mortgagors' escrow balances                                    4,459     3,382
  Purchase of treasury stock                                                (5,516)   (1,360)
  Payment of common stock dividends                                         (1,646)      -
  Stock options exercised                                                       70       223
                                                                            ------   -------
Net cash provided by financing activities                                   89,607   191,245
                                                                            ------   -------
Net (decrease) increase in cash and cash equivalents                        (5,588)    3,738
Cash and cash equivalents at beginning of period                            38,854    30,472
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $33,266  $ 34,210
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
  Interest                                                                 $44,208   $38,361
  Additions to real estate owned                                             3,237     2,929
  Securities purchased, not yet received                                      -       22,000
                                                                            ======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1996 and 1995
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, Columbia Federal Savings Bank ("Columbia Federal" or the "Bank") and subsidiaries, as of September 30, 1996 and December 31, 1995 and for the three-month and nine-month periods ended September 30, 1996 and 1995, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at September 30, 1996 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $112,656         40      (3,815)   108,881
  FNMA Preferred Stock                            19,065         20        -        19,085
  Corporate Bonds                                  6,000         -          (30)     5,970
                                                 -------      -----      ------    -------
                                                 137,721         60      (3,845)   133,936
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                               15,774         28        (323)    15,479
  FNMA Certificates                               41,647        710        (269)    42,088
  FHLMC Certificates                              75,574      1,071        (400)    76,245
  CMOs and REMICS                                180,520         68      (2,732)   177,856
                                                 -------      -----      ------    -------
                                                 313,515      1,877      (3,724)   311,668
                                                 -------      -----      ------    -------
Total                                           $451,236      1,937      (7,569)   445,604
                                                 =======      =====      ======    =======

The net unrealized loss on securities available for sale at September 30, 1996, was reported as a separate component of stockholders' equity, in the amount of $3.0 million which is net of a tax effect of $2.6 million.


                DEBT SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities held to maturity at September 30, 1996 are summarized as follows:

                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                           ---------  ----------  ----------  ---------
                                                          (In thousands)
U.S. Government and Agency obligations      $ 52,967       19       (1,428)      51,558
Corporate debt securities                     45,340       34         (109)      45,265
                                             -------       --       ------      -------
Total                                       $ 98,307       53       (1,537)      96,823
                                             =======       ==       ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

          MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of MBSs held to maturity at September 30, 1996 are summarized as follows:

                                  Gross       Gross     Estimated
                     Amortized  Unrealized  Unrealized    Fair
                       Cost       Gains      Losses       Value
                     ---------  ----------  ----------  ---------
                                   (In thousands)
FHLMC Certificates   $ 41,508       201        (899)      40,810
FNMA Certificates      73,503        19      (2,961)      70,561
CMOs and REMICs        88,431       287      (1,667)      87,051
                      -------     -----      ------      -------
     Total           $203,442       507      (5,527)     198,422
                      =======     =====      ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

NOTE 3 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the nine months ended September 30, 1996 are as follows:

                                                   Weighted Average
                                          Options   Exercise Price
                                          -------  ----------------
Balance at December 31, 1995              480,463        $10.84
  Granted (1)                             158,735         25.65
  Forfeited                                  -              -
  Exercised                                (7,019)       $10.00
                                          -------         -----
Balance at September 30, 1996             632,179        $14.57
                                          =======         =====
Shares exercisable at September 30, 1996  379,241        $10.24
                                          =======         =====

(1) During the second quarter, 152,850 options were granted to directors and officers under the Haven Bancorp, Inc. 1996 Stock Incentive Plan. The remaining 5,885 options were granted from the 1993 Incentive Stock Option Plan. All options vest over a three year period beginning one year from the date of grant.

NOTE 4 - DIVIDENDS PAYABLE.  On September 26, 1996, the Company's
Board of Directors approved a quarterly cash dividend of $0.15 per share, payable on October 28, 1996, to shareholders of record as of October 7, 1996.

NOTE 5 - RE-CAPITALIZATION OF SAIF FUND. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996. The Act empowered the Board of Directors of the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on "SAIF assessable deposits" of depository institutions. This special assessment, which is based on SAIF-assessable deposits at March 31, 1995, is intended to recapitalize the Savings Association Insurance Fund. The special assessment rate is 65.7 basis points per $100 of insured deposits. The cost of this assessment to Columbia Federal Savings Bank is $6.8 million which was accrued as of September 30, 1996.

The legislation also calls for BIF-insured institutions to begin paying part of the $780 million in annual interest costs on Financial Corp. (FICO) bonds. To date, FICO interest has been paid from SAIF premium revenues, which is a key reason why the SAIF was under-capitalized. Until full pro-rata FICO sharing is in effect, for both BIF and SAIF institutions, the FICO premium for SAIF institutions will be 6.4 basis points beginning January 1, 1997. The total premium will be the sum of the FICO premium and any regular insurance assessment, currently nothing for the lower risk category institutions.

NOTE 6 - NET INCOME PER SHARE OF COMMON STOCK. Primary and fully diluted net income per share were determined by dividing net income by the weighted average number of shares outstanding. There were 4,426,716 primary shares outstanding and 4,401,604 fully diluted shares outstanding for the three months ended September 30, 1996. There were 4,429,463 primary shares outstanding and 4,429,786 fully diluted shares outstanding for the nine months ended September 30, 1996. The weighted average number of shares outstanding does not include 193,782 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of September 30, 1996 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Stock options are regarded as common stock equivalents and are considered in both primary earnings per share and fully diluted earnings per share using the treasury stock method.

NOTE 7 - SUPERMARKET BANKING AGREEMENT WITH PATHMARK STORES. On September 25, 1996, Haven Bancorp announced that Columbia Federal Savings Bank and Pathmark Stores, Inc. had entered into an agreement to open approximately 44 full-service bank branches in Pathmark supermarkets throughout New York City, Long Island, Westchester and Rockland counties by early 1998. The Bank expects to open four of the new in-store banking offices by the end of 1996.

NOTE 8 - RECENT ACCOUNTING/REGULATORY PRONOUNCEMENTS. In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS No. 123 covers transactions with employees and non-employees.

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

The statement lays out in detail the criteria that must be met in order for a transaction to be considered a sale or a secured borrowing. The new rules employ the "financial components approach", which treats separately the various parts of a range of financial instruments. The new rules refine the treatment of servicing rights, amending in part the directives set forth in SFAS No. 122.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. It is to be applied prospectively; earlier or retroactive application is not permitted. SFAS No. 125, when adopted, is not expected to have a material effect on the Company's financial statements.

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


ANALYSIS OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1995 TO
SEPTEMBER 30, 1996

                            ASSETS

Total assets increased by $91.9 million, or 6.2% to $1.6 billion at September 30, 1996 from $1.5 billion at December 31, 1995. Securities available for sale decreased by $57.5 million, or 11.4% to $445.6 million at September 30, 1996 from $503.1 million at December 31, 1995. During the nine month period ended September 30, 1996, the Bank purchased $255.0 million of securities available for sale comprised of $122.2 million of MBSs, $107.7 million of government agency securities, $19.1 million in FNMA Preferred Stock and $6.0 million of corporate bond securities. These purchases were offset by sales and principal repayments of $237.8 million and $63.9 million, respectively. The purchases and sales during the first nine months of 1996 in the available for sale portfolio were done primarily to improve the net interest margin by swapping lower yielding securities and loans for higher yielding securities while minimizing interest rate risk. During the third quarter of 1996, $70.9 million of MBSs were sold in the available for sale portfolio with an average yield of 7.03% and replaced with $36.2 million of MBS and agency securities yielding approximately 7.75%. The remainder of the proceeds were used to fund loan originations and the purchase of residential mortgages in the secondary market.
Debt securities held to maturity declined by $29.5 million, or 23.1% to $98.3 million at September 30, 1996 from $127.8 million at December 31, 1995 mainly due to principal repayments and calls totalling $36.5 million which were partially offset by purchases totalling $7.0 million. MBSs held to maturity increased by $12.7 million, or 6.7% to $203.4 million at September 30, 1996 from $190.7 million at December 31, 1995. During the nine month period ended September 30, 1996, the Bank purchased $38.5 million of MBSs for the held to maturity portfolio which were partially offset by principal repayments totaling $26.1 million.

Net loans increased by $167.5 million, or 29.8% to $727.9 million at September 30, 1996 from $560.4 million at December 31, 1995. Loan originations and purchases during the nine month period ended September 30, 1996 totaled $243.0 million (comprised of $181.0 million of residential one-to four-family mortgage loans, $6.0 million of equity loans and lines of credit, $2.9 million of construction advances, and $53.1 million of commercial real estate and multi-family loans. Originations for residential one-to four-family mortgage loans included purchases of $103.4 million of residential loans in the secondary market. The purchase of loans in the secondary market was done to enhance the Bank's internal loan origination volume.

Multi-family, commercial real estate and construction and land lending are generally believed to involve a higher degree of credit risk than one-to four-family lending because such loans typically involve higher principal amounts and the repayment of such loans generally is dependent on income produced by the property sufficient to cover operating expenses and debt service. Economic events that are outside the control of the borrower or lender could adversely impact the value of the security for the loan or the future cash flows from the borrower's property. In recognition of these risks, the Bank has instituted more stringent underwriting criteria for all of its loans and originates multi-family, commercial real estate and construction and land loans only on a selective basis. During the nine months ended September 30, 1996, principal repayments totalled $70.2 million, $3.2 million was transferred to REO and $1.2 million of loans were sold in the secondary market.

REO, net increased by $165,000, or 8.1% to $2.2 million (net of a $79,000 reserve) at September 30, 1996 from $2.0 million (net of a $178,000 reserve) at December 31, 1995. During the third quarter, the Bank acquired $962,000 of REO properties, sold $847,000 of REO, and recorded write-downs to fair value of $306,000 on various properties. During the first six months of 1996, the Bank acquired $2.3 million of REO, sold $1.0 million of REO and recorded write-downs to fair value of $1.0 million on various properties. (See discussion of non-performing assets on pages 17-18).

Included in other assets at September 30, 1996 was $9.6 million of net deferred tax assets compared to $4.1 million at December 31, 1995. The increase was primarily due to $4.5 million which represents the tax effect of the increase of $9.6 million in the unrealized loss on securities available for sale from December 31, 1995 to September 30, 1996. The remainder of the increase was primarily due to a net increase of $2.0 million in the allowance for loan losses. Management believes that the Company will generate future taxable income sufficient to utilize the deferred tax asset over time.

                        LIABILITIES

Deposits increased by $43.8 million between December 31, 1995 and September 30, 1996 primarily due to an increase in certificates of deposit outstanding of $57.4 million for the nine-month period.
The Bank's strategy has been to attract deposits from short to medium term certificates of deposit (up to 24 months) as a lower cost alternative to borrowed funds to fund loan originations. In May, 1996, the Bank opened its first supermarket branch in an Edwards Super Store located in Medford, Long Island. This branch had $4.5 million in deposits at September 30, 1996. During July of 1996, the Bank opened its second supermarket branch in a Shoprite Store located in Uniondale, Long Island. This branch had $1.6 million in deposits at September 30, 1996. During September, Columbia Federal Savings Bank and Pathmark Stores, Inc. entered into an agreement to open approximately 44 full-service bank branches in Pathmark supermarkets throughout New York City, Long Island, Westchester and Rockland counties by early 1998. (See Note 7 to Notes to Consolidated Financial Statements.) Borrowed funds increased by $48.4 million, or 17.9% to $319.0 million from $270.6 million at December 31, 1995 primarily for the funding of residential mortgage loan originations and the purchase of residential loans in the secondary market. During the nine months ended September 30, 1996, the Bank purchased $103.4 million of residential mortgages in the secondary market.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity decreased to $93.9 million at September 30, 1996 from $98.5 million at December 31, 1995. Net income of $6.0 million for the nine-month period was primarily offset by the purchase of 225,537 shares of treasury stock for $5.5 million. In addition, there was a decline of $5.1 million in the unrealized gain on securities available for sale, net of tax effect, and the Company declared dividends of $1.6 million for the first nine months of 1996. The allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs and deferred compensation plans together with related tax benefits, increased stockholders' equity by $1.1 million. Finally, during the nine month period ended September 30, 1996, the exercise of 7,019 options by officers of the Company increased stockholders equity by $482,000.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required nine-month seasoning period), restructured loans and real estate owned.

                                   September 30,    December 31,
                                       1996             1995
                                   -------------    ------------
Non-accrual loans
  One-to four-family                  $ 3,813           3,800
  Cooperative                             480             871
  Multi-family                          1,512             967
  Non-residential and other             4,120           4,167
                                       ------          ------
     Total non-accrual loans            9,925           9,805
                                       ------          ------
Restructured loans
  One-to four-family                      890             853
  Cooperative                             488             494
  Multi-family                          2,368           3,602
  Non-residential and other               -             2,123
                                       ------          ------
     Total restructured loans           3,746           7,072
                                       ------          ------
     Total non-performing loans        13,671          16,877
                                       ------          ------
REO, net
  One-to four-family                      559           1,148
  Cooperative                             356             723
  Multi-family                            -               156
  Non-residential and other             1,362             184
                                       ------          ------
     Total REO                          2,277           2,211
  Less allowance for REO                  (79)           (178)
                                       ------          ------
     REO, net                           2,198           2,033
                                       ------          ------
     Total non-performing assets      $15,869          18,910
                                       ======          ======
Non-performing loans to total loans      1.85%           2.97%
Non-performing assets to total assets    1.01            1.28
Non-performing loans to total assets     0.87            1.15


The $3.0 million decrease in non-performing assets is primarily due to a decrease of $3.3 million in restructured loans partially offset by a $165,000 increase in REO, net. The decrease in restructured loans was due to the satisfaction of one loan for $1.6 million and the transfer of several other loans to performing status. The ratio of non-performing loans to total loans decreased primarily due to the decrease of $3.2 million in non-performing loans during the nine month period. In addition, total loans increased $169.3 million during the nine-month period. The decreases in the ratios of non-performing assets to total assets and non-performing loans to total assets were due to the aforementioned reduction in restructured loans and an increase of $91.9 million in total assets during the nine-month period. The increase in non-residential REO properties was primarily due to the acquisition of a commercial property valued at $700,000 which was subsequently sold in October.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1996 and 1995:

                                                1996      1995
                                               -------   -------
Balance at beginning of period                 $ 8,573   $10,847
Charge-offs:
   Residential                                    (703)     (368)
   Cooperative                                    (448)   (1,638)
   Multi-family                                    (30)   (1,299)
   Non-residential and other                      (360)   (1,170)
                                                ------    ------
     Total charge-offs                          (1,541)   (4,475)
                                                ------    ------
   Recoveries                                      807       329
                                                ------    ------
   Net charge-offs                                (734)   (4,146)
   Provision for loan losses                     2,475     2,000
                                                ------    ------
Balance at end of period                       $10,314   $ 8,701
                                                ======    ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period    0.15%     1.04%
Ratio of allowance for loan losses to
  total loans at the end of the period           1.40      1.57
Ratio of allowance for loan losses to non-
  performing loans at the end of the period     75.44     41.29



The ratio of net charge-offs during the first nine months of 1996 to average loans outstanding decreased compared to the same period in 1995 due to the decrease in charge-offs as a result of the decrease in non-performing loans between the periods and an increase of $113.3 million in average loans outstanding. The ratio of allowance for loan losses to total loans also decreased due to the increase in average loans outstanding as previously mentioned. The ratio of allowance for loan losses to non-performing loans increased between the periods due to the decrease in non-performing loans. The Bank's allowance for loan losses was $10.3 million and $8.7 million at September 30, 1996 and 1995, respectively, while non-performing loans totalled $13.7 million and $21.1 million, respectively, at those dates.

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

The Company has attempted to reduce its exposure to interest rate risk through the origination of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. During the first nine months of 1996, the Bank sold a large portion of its available for sale portfolio, most of which were fixed rate securities, to improve yield with purchases of fixed rate securities bearing higher yields and shorter duration. The Bank purchased fixed rate debt securities and MBSs during the period to take advantage of higher yields compared to rates offered on adjustable rate securities. At September 30, 1996, $197.5 million, or 38.3% of the Company's MBSs portfolio were adjustable-rate MBSs, of which $187.2 million are held in the available for sale portfolio and $10.3 million are in the held to maturity portfolio. The Company's adjustable debt securities are allocated as follows:
$50.3 million are in the held to maturity portfolio and $6.0 million are in the available for sale portfolio.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of passbook, money market, NOW and demand accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At September 30, 1996 core deposits represented 47.8% of deposits compared to 50.8% of deposits at December 31, 1995. During the first nine months of 1996, passbook accounts decreased by $11.1 million, net of interest, whereas, certificates of deposit increased by $57.4 million, net of interest. The Bank's strategy during 1996 has been to emphasize certificates of deposit for terms up to 24 months in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities when rates started to rise again during February and as a less expensive alternative to borrowed funds. During the first nine months of 1996 the cost of certificate accounts was 5.66% compared to 5.86% for borrowed funds. The amount of certificate accounts outstanding at September 30, 1996 was $590.4 million compared to $533.0 million at December 31, 1995.

                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank's ratio was 13.43% at September 30, 1996 compared to 10.31% at December 31, 1995. The increase in the liquidity ratio during the nine-month period is due to the purchase of government agency securities, which are considered liquid assets according to the OTS guidelines, and an increase in federal funds sold.

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

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1996 and December 31, 1995, cash and short and intermediate-term investments totaled $33.2 million and $38.9 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs available for sale. Other sources of funds include FHLB advances, which at September 30, 1996, totaled $175.0 million.

As of September 30, 1996, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(3)
                                  ------  ----------     ------  ----------     ------  ----------
                                       (Dollars in thousands)
Capital for regulatory purposes   $93,173    5.95%       $93,173    5.95%       $101,911   13.47%

Minimum regulatory requirement     23,492    1.50         46,984    3.00(2)       60,520    8.00
                                   ------    ----         ------    ----         -------    ----
Excess                            $69,681    4.45%       $46,189    2.95%       $ 41,391    5.47%
                                   ======    ====         ======    ====         =======    ====

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

The following tables set forth certain information relating to the Company's average consolidated statements of financial condition and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                           Three months ended September 30,
                                                           1996                        1995
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  679,279 $13,715   8.08%    $506,755 $10,788   8.52%
 Other loans                                       35,023     884  10.10       38,627   1,045  10.82
 Mortgage-backed securities                       522,471   9,575   6.93      620,588  10,242   6.60
 Money market investments                           2,693      40   5.94        4,909      70   5.70
 Debt and equity securities                       224,835   3,749   6.67      189,923   3,172   6.68
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,494,301  27,963   7.49    1,360,802  25,317   7.44
Non-interest earning assets                        63,885  ------              57,354  ------
                                                ---------                   ---------
   Total assets                                 1,558,186                   1,418,156
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Passbook accounts                             373,418   2,342   2.51      395,039   2,479   2.51
    Certificate accounts                          583,711   8,274   5.67      516,089   7,686   5.96
    NOW accounts                                  111,174     247   0.89       98,474     236   0.96
    Money market accounts                          56,989     482   3.38       52,923     483   3.65
    Borrowed funds                                316,095   4,627   5.86      248,264   3,993   6.43
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,441,387  15,972   4.43    1,310,789  14,877   4.54
Other liabilities                                  20,423  ------              14,626  ------
                                                ---------                   ---------
   Total liabilities                            1,461,810                   1,325,415
Stockholders' equity                               96,376                      92,741
                                                ---------                   ---------
Total liabilities and stockholders' equity      1,558,186                   1,418,156
                                                =========                   =========
Net interest income/net interest rate spread              $11,991   3.06%             $10,440   2.90%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $52,914           3.21%     $50,013           3.07%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.67%                     103.82%
                                                           ======                      ======

                                                           Nine months ended September 30,
                                                           1996                        1995
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  610,837 $37,670   8.22%    $493,422 $30,853   8.34%
 Other loans                                       36,498   2,781  10.16       40,649   3,172  10.40
 Mortgage-backed securities                       574,702  29,617   6.87      559,941  27,186   6.47
 Money market investments                           2,947     139   6.29        4,653     259   7.42
 Debt and equity securities                       220,136  10,674   6.47      177,617   8,959   6.73
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,445,120  80,881   7.46    1,276,282  70,429   7.36
Non-interest earning assets                        63,520  ------              59,367  ------
                                                ---------                   ---------
   Total assets                                 1,508,640                   1,335,649
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Passbook accounts                             376,315   7,027   2.49      414,247   7,717   2.48
    Certificate accounts                          565,507  23,987   5.66      495,088  21,573   5.81
    NOW accounts                                  109,980     704   0.85       94,193     652   0.92
    Money market accounts                          59,178   1,417   3.19       40,317     964   3.19
    Borrowed funds                                282,141  12,404   5.86      185,778   9,090   6.52
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,393,121  45,539   4.36    1,229,623  39,996   4.34
Other liabilities                                  23,339  ------              15,164  ------
                                                ---------                   ---------
   Total liabilities                            1,416,460                   1,244,787
Stockholders' equity                               92,180                      90,862
                                                ---------                   ---------
Total liabilities and stockholders' equity      1,508,640                   1,335,649
                                                =========                   =========
Net interest income/net interest rate spread              $35,342   3.10%             $30,433   3.02%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $51,999           3.26%     $46,659           3.18%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.73%                     103.79%
                                                           ======                      ======

IMPACT OF NEW LEGISLATION
Deposit Insurance - SAIF Recapitalization. For the first three quarters of 1996, SAIF-insured institutions paid deposit insurance assessment rates of $0.23 to $0.31 per $100 of deposits. In contrast, institutions insured by the FDIC's Bank Insurance Fund (the "BIF") that were well capitalized and without any significant supervisory concerns paid the minimum annual assessment of $2,000, and all other BIF-insured institutions paid deposit insurance assessment rates of $0.03 to $0.27 per $100 of deposits.

In response to the SAIF/BIF assessment disparity, the Deposit Funds Insurance Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits will pay a special assessment, subject to adjustment, of 65.7 basis points per $100 of the institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. The Funds Act provides that the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, the special assessment for the Bank is $6.8 million (before taxes) and has been charged against income for the quarter ended September 30, 1996.

In view of the recapitalization of the SAIF, the FDIC proposed on October 8, 1996, to reduce the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of SAIF-insured savings associations, such as the Bank, the proposed assessment rates would range from 18 to 27 basis points for the last quarter of 1996 and would range from 0 to 27 basis points for subsequent assessment periods. However, the Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operation or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. Accordingly, assuming that the designated reserve ratio is maintained by the SAIF after the collection of the special SAIF assessment, the Bank, as long as it maintains its regulatory status, will have to pay substantially lower regular SAIF assessments compared to those paid by the Bank in recent years.

In addition, the Funds Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rates of assessment for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits.

The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL. The Company reported net income of $77,000 for the three months ended September 30, 1996 compared to net income of $2.2 million for the three months ended September 30, 1995. The $2.1 million decrease was primarily attributable to an increase of $6.1 million in non-interest expenses due to a SAIF recapitalization charge of $6.8 million which was accrued on September 30, 1996.
In addition, interest expense for the quarter increased $1.1 million when compared to the same period last year. These items were partially offset by interest income which increased $2.6 million, non-interest income which increased $175,000 and income tax expense which decreased $2.3 million.

INTEREST INCOME. Interest income increased by $2.6 million, or 10.5% to $28.0 million for the three months ended September 30, 1996 from $25.3 million for the three months ended September 30, 1995. The increase was primarily the result of a $2.9 million increase in interest income on mortgage loans and an increase of $577,000 in interest income on debt and equity securities. These were partially offset by decreases in interest income on MBSs, other loans and money market investments of $667,000, $161,000 and $30,000, respectively.

Interest income on mortgage loans increased by $2.9 million, or 27.1% to $13.7 million for the three months ended September 30, 1996, from $10.8 million for the comparable three-month period in 1995 primarily as a result of an increase in average balances of mortgage loans of $172.5 million partially offset by a decrease in the average yield on mortgage loans of 44 basis points. The average yield on mortgage loans decreased to 8.08% for the three months ended September 30, 1996 from 8.52% for the comparable three-month period in 1995. The decrease in yield on mortgage loans was attributable to a decline in the rate indexes used for residential and commercial real estate mortgage originations.
These indexes which are the 30 year treasury bond for residential originations and the 5 year treasury note for commercial real estate originations were down 37 and 43 basis points, respectively, when compared to the same period last year. The increase in average balances of mortgage loans between the periods was primarily due to mortgage originations during 1996 and the later part of 1995. During the first six months of 1996 and the second half of 1995, the Bank originated $143.7 million (which included residential loans purchased of $55.5 million) and $92.7 million, respectively, in mortgage loans partially offset by principal payments of $38.3 and $42.3 million, respectively. During the third quarter of 1996, the Bank originated $93.3 million of mortgage loans which included $47.9 million of residential loans purchased in the secondary market. Interest income on other loans decreased by $161,000, or 15.4% primarily due to a decrease of $3.6 million in average balances outstanding and a decrease of 72 basis points in average yield. During the fourth quarter of 1995, the Bank discontinued its non-real estate related consumer lending function.

Interest income on MBSs decreased by $667,000, or 6.5% to $9.6 million for the three months ended September 30, 1996 from $10.2 million for the comparable three-month period in 1995 primarily due to a decrease in average balances of MBSs of $98.1 million partially offset by an increase in the average yield of 33 basis points. The decrease in average balances of MBSs between the periods was due to sales totalling $185.2 million from the available for sale portfolio partially offset by the purchase of $159.8 million of MBSs during 1996 of which $122.0 million were for the available for sale portfolio. During 1996, $136.5 million or 85.4% of the MBSs purchased were fixed rate securities. During the third quarter of 1996, the Company purchased $20.1 million of fixed rate MBSs, of which $13.5 million were for the available for sale portfolio. The emphasis on fixed rate securities was due to more favorable yield opportunities in fixed rate securities during the first nine months of 1996 compared to adjustable-rate securities. The Company has been actively managing its available for sale portfolio to increase yield while maintaining or reducing its interest-rate risk exposure.

Interest income on debt and equity securities increased by $577,000, or 18.1% to $3.7 million for the three months ended September 30, 1996 from $3.1 million for the comparable three-month period in 1995 primarily as a result of an increase in average balances of $34.9 million. The increase in average balance was primarily due to the purchase of $144.7 million of debt securities during 1996 of which $137.8 million were purchased for the available for sale portfolio partially offset by sales totalling $46.9 million from the available for sale portfolio. During the third quarter of 1996, the Bank purchased $22.5 million of debt securities for its available for sale portfolio. Finally, interest income on money market investments decreased by $30,000, or 42.8% to $40,000 for the three months ended September 30, 1996 from $70,000 for the comparable three month period in 1995. The decrease was due to the average balance which declined $2.2 million from the same period last year.

INTEREST EXPENSE. Interest expense increased by $1.1 million, or 7.3% to $16.0 million for the three months ended September 30, 1996 from $14.9 million for the three months ended September 30, 1995. The increase was primarily the result of a $461,000 increase in interest expense on deposits and an increase of $634,000 in interest expense on borrowings.

Interest on deposits increased by $461,000, or 4.2% to $11.3 million for the three months ended September 30, 1996 from $10.9 million for the comparable three-month period in 1995. The increase in interest on deposits was primarily due to the average balance which increased $62.8 million, or 5.8% to $1.13 billion for the three months ended September 30, 1996 from $1.06 billion for the comparable three-month period in 1995. The cost of deposits decreased between the periods from 4.10% in the 1995 period to 4.03% in the 1996 period. The increase in average balance was primarily due to certificate account balances which increased $67.6 million, or 13.1% to $583.7 million for the three months ended September 30, 1996 from $516.1 million for the comparable three-month period in 1995. The Bank's strategy during 1995 and 1996 has been to emphasize certificates of deposit with terms up to 24 months in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities in the rising interest rate environment and as a less expensive alternative to borrowed funds when appropriate. The average cost of certificate accounts was 5.67% for the third quarter of 1996 compared to 5.96% for the comparable 1995 period due to the decrease in market interest rates particularly for 12 to 18 month certificate accounts. Interest expense on certificate accounts increased by $588,000 or 7.7 to $8.3 million for the three months ended September 30, 1996 from $7.7 million in the same period in 1995. The average balance of passbook accounts decreased by $21.6 million, or 5.5% to $373.4 million for the three months ended September 30, 1996 from $395.0 million for the third quarter of 1995. The average cost of passbook accounts remained the same at 2.51% for both periods. Interest expense on passbook accounts decreased by $137,000, or 5.5% to $2.3 million for the three months ended September 30, 1996 from $2.5 million in the same period in 1995 primarily due to a decrease in average balances due to customers seeking higher yielding investment opportunities including the Bank's certificate of deposit accounts.

Interest on borrowed funds increased by $634,000, or 15.9% to $4.6 million for the three months ended September 30, 1996 from $4.0 million for the comparable three-month period in 1995. Borrowed funds on an average basis increased by $67.8 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1996 to provide additional funding along with deposit growth for the purchase of $103.4 million of residential mortgages in the secondary market and the purchase of debt and MBS securities during 1996. The average rate paid on borrowings decreased to 5.85% for the three months ended September 30, 1996 from 6.43% for the comparable prior-year period due to a decrease in market interest rates between the periods.

NET INTEREST INCOME. Net interest income increased by $1.6 million to $12.0 million for the three months ended September 30, 1996 from

$10.4 million for the three months ended September 30, 1995. The increase reflects an increase in the average yield on interest-earning assets to 7.49% from 7.44% for the three months ended September 30, 1996 and 1995, respectively and a decrease in the average cost on interest-bearing liabilities to 4.43% from 4.54% for the three months ended September 30, 1996 and 1995, respectively. The net interest spread was 3.06% for the three months ended September 30, 1996 compared to 2.90% for the comparable period in 1995.

PROVISION FOR LOAN LOSSES. The Bank provided $700,000 for loan losses for both the three months ended September 30, 1996 and September 30, 1995. This amount represents management's periodic review and evaluation of the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $175,000 or 8.4% for the three months ended September 30, 1996 to $2.3 million from $2.1 million for the comparable three-month period in 1995. Loan fees and servicing income increased by $23,000 due to normal portfolio volume. Savings and checking fees increased by $145,000 due to the number of checking accounts which increased by 9,709, or 18.8% to 61,279 at September 30, 1996 from 51,570 at September 30, 1995 due to the Bank's strategy to continue to attract lower cost checking deposit balances. The growth in deposit accounts includes new accounts opened at the Bank's supermarket branches located in Medford and Uniondale, Long Island. During the quarter ended September 30, 1996, the Bank incurred a net loss of $11,000 on the sale of interest-earning assets. The Bank realized a gain of $220,000 on the sale of $70.9 million of securities which had been available for sale. This was offset by a valuation adjustment of $230,000 on cooperative mortgages held for sale. Insurance, annuity and mutual fund fees increased by $152,000 due to an increase in sales volume. These were slightly offset by other income which declined $12,000 mainly due to a decrease in fees from corresponding Banks.

NON-INTEREST EXPENSE. Non-interest expense increased by $6.1 million, or 77.5% for the three months ended September 30, 1996 to $14.0 million from $7.9 million for the comparable three-month period in 1995. The increase was due to the SAIF recapitalization assessment of $6.8 million which was accrued as of September 30, 1996. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 which empowered the Board of Directors of the FDIC to impose and collect the assessment. The special assessment rate is 65.7 basis points per $100 of insured deposits at March 31, 1995. The assessment will be collected on November 27, 1996. Compensation and benefit costs declined $367,000 for the three months ended September 30, 1996 to $3.4 million from $3.8 million in 1995. The decline was due to several factors. First, during July a curtailment gain of $560,000 was recorded upon the freeze of the Company's pension plan as of July

1, 1996. This gain along with a year-to-date accrual adjustment of $170,000 resulted in an overall reduction of $828,000 in pension expense when compared to the same period in 1995. This offset compensation and benefits expense increases totalling $375,000 due to merit increases and staff expansion for the Bank's supermarket banking program. In addition, ESOP compensation expense increased $45,000 when compared to the same period last year due to the average price of Haven stock which increased between the periods. REO expense, net declined $394,000 for the third quarter of 1996 when compared to the same period last year. Expenses incurred on properties in the portfolio and REO provisions declined $180,000 and $150,000, respectively, due to a reduction in REO residential properties from $2.1 million at September 30, 1995 to $915,000 at September 30, 1996. Finally, miscellaneous expenses increased $185,000 from the same period last year due to advertising, NYCE fees and parent company expenses which were up $64,000, $74,000 and $50,000, respectively.

INCOME TAX EXPENSE. The Company recorded a tax benefit of $559,000 for the three months ended September 30, 1996 compared to income tax expense of $1.7 million for an effective tax rate of 43.6% for the comparable period in 1995. The tax benefit for the third quarter of 1996 included an adjustment related to the New York State tax bad debt reserve treatment available to the Company. The bad debt reserve treatment available to thrift institutions under S593 of the Internal Revenue Code was repealed for tax years beginning after 1995. The Bank is now required to use the specific charge off method for computing its tax bad debt deduction rather than the experience method for both Federal and New York City tax purposes. This change did not have a significant effect on the Company's effective tax rate. However, for New York State purposes, legislation recently signed by Gov. Pataki "decouples" the New York State thrift bad debt calculation from the Federal tax law. Accordingly, the Bank is allowed to use the percentage of taxable income deduction method when computing its bad debt deduction for New York State taxes. The use of the PTI method for New York State in 1996 reduced the tax provision for the third quarter by $240,000. In prior years, the Bank utilized the experience method for computing its New York State tax bad debt reserve.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1995

GENERAL. The Company reported net income of $6.0 million for the nine months ended September 30, 1996 compared to net income of $5.9 million for the nine months ended September 30, 1995. The $100,000 increase was primarily attributable to an increase of $10.5 million in interest income and an increase of $1.3 million in non-interest income. These were partially offset by interest expense which increased $5.5 million, the provision for loan losses which increased $475,000 and non-interest expense which increased $6.2 million (including the $6.8 million charge for the SAIF recapitalization). Finally, the provision for income tax expense decreased $443,000 due to the decrease in pre-tax income and the change in the New York State thrift bad debt deduction as previously discussed.

INTEREST INCOME. Interest income increased by $10.5 million, or 14.8% to $80.9 million for the nine months ended September 30, 1996 from $70.4 million for the nine months ended September 30, 1995. The increase was primarily the result of a $6.8 million increase in interest income on mortgage loans, an increase of $2.4 million in interest income on MBSs, and an increase of $1.7 million in interest income on debt and equity securities. These were slightly offset by a decrease in interest income on other loans and money market investments of $391,000 and $120,000, respectively.

Interest income on mortgage loans increased by $6.8 million, or 22.1% to $37.7 million for the nine months ended September 30, 1996 from $30.9 million for the comparable nine-month period in 1995 primarily as a result of an increase in average balances of mortgage loans of $117.4 million slightly offset by a decrease in the average yield on mortgage loans of 12 basis points. The average yield on mortgage loans decreased to 8.22% for the nine months ended September 30, 1996 from 8.34% for the comparable nine-month period in 1995. The drop in the overall yield on the portfolio was mainly attributable to the two rate indexes used for residential and commercial real estate loan originations. The average rate for the 30 year treasury bond and the 5-year treasury note declined 37 and 43 basis points, respectively, when compared to the first nine months of 1995. Market interest rates declined during the second half of 1995 and did not show any upward movement until February of 1996. The increase in average balances between the periods was due to mortgage originations of $237.0 million during 1996 which included the purchase of $103.4 million of residential mortgage loans in the secondary market. This was partially offset by principal repayments which totalled $59.9 million.

Interest income on other loans decreased by $391,000, or 12.3% primarily due to a decrease of $4.2 million in average balances outstanding and a decrease of 24 basis points in average yield. During the fourth quarter of 1995, the Bank discontinued its non-real estate related consumer lending function.

Interest income on MBSs increased by $2.4 million, or 8.9% to $29.6 million for the nine months ended September 30, 1996 from $27.2 million for the comparable nine-month period in 1995 primarily due to an increase in average balances of MBSs of $14.8 million and an increase in the average yield of 40 basis points. During 1996, the Bank purchased $159.8 million of MBSs, of which $122.0 million were for the available for sale portfolio. The Bank has been actively managing its available for sale portfolio as part of its interest rate risk strategy. The purchases for the held to maturity portfolio which totalled $37.8 million were all fixed-rate securities and 80.9% or $98.7 million of the amount purchased for the available for sale portfolio were fixed rate. The emphasis on fixed rate securities during the nine-month period was due to more favorable yields available compared to adjustable-rate securities during the same period.

Interest income on debt and equity securities increased by $1.7 million, or 19.1% to $10.7 million for the nine months ended September 30, 1996 from $9.0 million for the comparable nine-month period in 1995 primarily as a result of an increase in average balances of $42.5 million partially offset by a decrease in average yield of 26 basis points. The decline in average yield was due to a decrease in rates during the second half of 1995. The debt and equity security portfolio includes $51.3 million of corporate bonds which adjust quarterly with rates tied to the two year treasury index which declined 52 basis points from the same period last year. The average rate for the index for the first nine months of 1996 was 5.84% compared to 6.36% for the same period last year. During the third quarter of 1996, the Bank purchased $22.5 million of debt and equity securities which were designated as available for sale. During the first six months of 1996, the Bank purchased $137.3 million of debt and equity securities of which $130.3 million were designated as available for sale. The Bank has been actively managing its available for sale portfolio as part of its interest rate risk strategy.

INTEREST EXPENSE. Interest expense increased by $5.5 million, or 13.9% to $45.5 million for the nine months ended September 30, 1996 from $40.0 million for the nine months ended September 30, 1995. The increase was the result of a $2.2 million increase in interest expense on deposits and an increase of $3.3 million in interest expense on borrowings.

Interest on deposits increased by $2.2 million, or 7.2% to $33.1 million for the nine months ended September 30, 1996 from $30.9 million for the comparable nine-month period in 1995. The increase in interest on deposits was primarily due to the average balance which increased $67.1 million or 6.4% to $1.11 billion for the nine months ended September 30, 1996 from $1.04 billion for the comparable nine-month period in 1995 and an increase of 3 basis points in the average cost of deposits between the periods. The increase in average balance was primarily due to certificate account balances which increased $70.4 million, or 14.2% to $565.5 million for the nine months ended September 30, 1996 from $495.1 million for the comparable nine-month period in 1995. The average cost of certificate accounts was 5.66% for the first nine months of 1996 compared to 5.81% for the comparable 1995 period due to a falling interest rate environment during the second half of 1995 and the beginning of 1996. The average balance of passbook accounts decreased by $37.9 million, or 9.2% to $376.3 million for the nine months ended September 30, 1996 from $414.2 million for the first nine months of 1995. The average cost of passbook accounts was stable at approximately 2.49% for both periods. The average cost of all deposits was 3.98% for the period ended September 30, 1996 compared to 3.94% for the period ended September 30, 1995 primarily due to the shift from passbook accounts to higher costing certificates of deposit accounts.

Interest on borrowed funds increased by $3.3 million, or 36.5% to $12.4 million for the nine months ended September 30, 1996 from $9.1 million for the comparable nine-month period in 1995.
Borrowed funds on an average basis increased by $96.4 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1996 to provide funding for loan originations and the purchase of $103.4 million of residential mortgages in the secondary market during the first nine months of 1996. The average rate paid on borrowings decreased to 5.86% for the nine months ended September 30, 1996 from 6.52% for the comparable prior-year period due to the decrease in market interest rates between the periods. For example, the weighted average rates outstanding on FHLB advances and repurchase agreements at September 30, 1996 were 5.83% and 5.56%, respectively, compared to 6.27% and 5.84% at September 30, 1995.

NET INTEREST INCOME. Net interest income increased by $4.9 million to $35.3 million for the nine months ended September 30, 1996 from $30.4 million for the nine months ended September 30, 1995. The increase reflects an increase in the average yield on interest-earning assets to 7.46% from 7.36% for the nine months ended September 30, 1996 and 1995, respectively. This increase was partially offset by the average cost on interest-bearing liabilities which increased to 4.36% from 4.34% for the nine months ended September 30, 1996 and 1995, respectively. The net interest spread was 3.10% for the nine months ended September 30, 1996 compared to 3.02% for the comparable period in 1995.

PROVISION FOR LOAN LOSSES. The Bank provided $2.5 million for loan losses for the nine months ended September 30, 1996 compared to $2.0 million for the comparable nine-month period in 1995. The increase was due to an additional provision of $400,000 that the Bank established during June 1996 related to the growth in the Bank's residential and commercial mortgage loan portfolios.

NON-INTEREST INCOME. Non-interest income increased by $1.3 million or 23.1% for the nine months ended September 30, 1996 to $7.2 million from $5.9 million for the comparable nine-month period in 1995. Loan fees and servicing income increased by $626,000 due to the recovery of interest totalling $597,000 during the second quarter of 1996 on the satisfaction of a land loan that was previously classified as a restructured loan. Insurance, annuity and mutual fund fees increased by $560,000 due to an increase in sales volume of 23% for the first nine months of 1996 from the same period in 1995. The net gain on sales of interest earning assets was $88,000 due to the sale of $237.2 million in securities which had been available for sale which generated a pre-tax gain of $318,000 for 1996. This was partially offset by a valuation adjustment of $230,000 on cooperative mortgages held for sale. The Bank has been actively managing its available for sale portfolio to improve yield by purchasing higher yielding securities and loans and to reduce interest rate risk on the overall portfolio when possible. Savings and checking fees increased by $357,000 due to the number of checking accounts which increased by 9,709 or 18.8% between September 30, 1995 and 1996 due to the Bank's strategy to attract lower cost deposit balances. These were partially offset by other non-interest income which declined $162,000 due to decreases of $45,000 and $35,000, respectively, in miscellaneous income and fees from corresponding Banks.

NON-INTEREST EXPENSE. Non-interest expense increased by $6.2 million, or 26.4% for the nine months ended September 30, 1996 to $29.5 million from $23.3 million for the comparable nine-month period in 1995. The increase was primarily due to the SAIF recapitalization assessment of $6.8 million which was accrued on September 30, 1996. Compensation and benefit costs increased $176,000, or 1.6% to $11.1 million for the nine months ended September 30, 1996 from the same period last year. Salary costs increased $934,000 due to two factors: First, normal merit increases and staff hired for the supermarket banking program increased salary compensation by $700,000. Second, salary and commission costs for CIS, Inc. increased $230,000 due to an increase in sales volume of 23.5% from the same period last year. These factors were offset by a curtailment gain of $560,000 booked upon the freeze of the Company's pension plan as of July 1, 1996. This gain along with a year-to-date accrual adjustment of $170,000 resulted in an overall reduction of $840,000 in pension expense when compared to the same period in 1995. During 1996, the Company accrued a matching contribution for employee 401K contributions which amounted to $94,000 for the first nine months of 1996. Real estate owned expense, net declined $924,000 for the first nine months of 1996 when compared to the same period last year.
Expenses incurred on properties in the portfolio and REO provisions declined $370,000 and $525,000, respectively, due to a reduction in REO residential properties from $2.1 million at September 30, 1995 to $915,000 at September 30, 1996. Miscellaneous operating expenses in total increased $179,000 from the same period last year. During June, 1996, the Bank took into income $389,000 of the reserve previously established against its claim against Nationar. This reduction in miscellaneous costs was offset by the following:
Other miscellaneous expenses were up $240,000 due to agency fees of $90,000 paid for additions to staff and the settlement of two legal actions for $150,000. In addition, NYCE fees increased $200,000 during the period.

INCOME TAX EXPENSE. Income tax expense was $4.6 million for an effective tax rate of 43.6% for the nine months ended September 30, 1996 compared to income tax expense of $5.1 million for an effective tax rate of 46.1% for the comparable period in 1995. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interest in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve are permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method is 32% rather than 8%. The Bank has utilized the experience method for establishing its Federal, New York State and New York City tax bad debt reserves in recent years.

Under the 1996 Act, the PTI Method was repealed and thrift institutions such as the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve, will be permitted to deduct bad debts only as they occur and will be required to recapture (that is, take into taxable income) over a six-year period, beginning with the taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. Since the Bank has utilized the experience method for computing its Federal tax bad debt reserve, it was not subject to the recapture provisions under the 1996 Act, and accordingly, there was no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve method for purposes of determining the Bank's New York State tax liability. The Bank is utilizing the PTI method for computing its New York State tax bad debt reserve in 1996 and utilized the experience method in prior years. The Company's officers and industry leaders continue to seek such amendments to the New York City tax law; however, the Company's cannot predict whether such changes to New York City law will be adopted and, if so, in what form.


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

During the third quarter of 1995, the Bank filed Proofs of Claim totalling $5.0 million in the aggregate. However, there was a reasonable likelihood that the Bank would not recover all of the amounts owed by Nationar. Accordingly, management established a reserve for potential losses associated with Nationar deposits, in connection with its normal procedure for monitoring asset quality. During the year ended December 31, 1995, the Bank recorded $430,000 related to the ultimate recovery of amounts owed by Nationar. On June 27, 1996, the Bank received a partial payment of it's claims against Nationar totalling $4,987,000, at which time $389,000 of the reserve previously established was taken into income. On October 23, 1996, the Superintendent announced that he has filed an application with the New York State Supreme Court seeking authority to pay in full the balance of all accepted unsecured claims net of any amounts owed to Nationar (other than claims net of any amounts owed to Nationar for subordinated debt and stock interests). The Bank could receive further payment on the outstanding balance of its unsecured claims totalling $54,000, but the exact timing of such further payments, if any, are unknown at this time.

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At September 31, 1996, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $13,300,000 in actual damages and an additional $13,000,000 of unspecified damages. The Banks ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

The Bank and certain of its officers are defendants in a lawsuit alleging discriminatory employment practices by the defendant. The suit was filed on June 1, 1994 in the United States District Court,
Eastern District of New York and alleges    violations under Title
VII of the Civil Rights Act of 1964 and the New York Human Rights Law. The lawsuit seeks monetary damages. The Bank does not believe it engaged in any discriminatory employment practices and intends to vigorously defend this lawsuit.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed Form 8-K on September 25, 1996 regarding the
Master Licensing Agreement that its wholly-owned subsidiary, Columbia Federal Savings Bank had entered into with Pathmark
Stores, Inc.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  November 13, 1996       By:    /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  November 13, 1996       By:    /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer
