Form 10-K
period 1996-12-30
HAVEN BANCORP INC
filed 1997-03-28
CIK 900741

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-K

          Annual report pursuant to Section 13 of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1996
                Commission File No.: 0-21628

                     HAVEN BANCORP, INC.
      (exact name of registrant as specified in its charter)

                          DELAWARE
 (State or other jurisdiction of incorporation or organization)

                         11-3153802
                  (I.R.S. Employer I.D. No.)

        93-22 Jamaica Avenue, Woodhaven, New York 11421
           (Address of principal executive offices)

                        (718) 847-7041
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
            Common Stock par value $0.01 per share
                      (Title of class)

The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   X

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $141,737,049 and is based upon the last sales price as quoted on Nasdaq Stock Market for March 25, 1997.

The registrant had 4,329,624 shares outstanding as of March 25, 1997.

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended
December 31, 1996, are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 1997 Annual Meeting of
Stockholders are incorporated by reference into Part III of this Form 10-K.

                             INDEX

                             PART I                             Page

Item 1.   Description of Business ..........................    1 - 57
            Business .......................................    1 - 2
            Market Area and Competition ....................    2 - 3
            Lending Activities .............................    3 - 15
            Delinquencies and Classified Assets ............   16 - 21
            Allowances for Loan and REO Losses .............   21 - 25
            Investment Activities ..........................   26 - 29
            Mortgage-Backed Securities .....................   30 - 36
            Sources of Funds ...............................   36 - 39
            Borrowings .....................................   39 - 41
            Subsidiary Activities ..........................     42
            Personnel ......................................     42
            Regulation and Supervision .....................   43 - 54
            Federal and State Taxation .....................   54 - 57
Item 2.   Properties .......................................   57 - 58
Item 3.   Legal Proceedings ................................     59
Item 4.   Submission of Matters to a Vote of Security Holders    59

                            PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters ......................   59 - 60
Item 6.   Selected Financial Data ..........................     60
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............     60
Item 8.   Financial Statements and Supplementary Data ......     60
Item 9.   Change In and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............     60

                            PART III

Item 10.  Directors and Executive Officers of the Registrant     60
Item 11.  Executive Compensation ...........................     61
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ............................     61
Item 13.  Certain Relationships and Related Transactions ...     61

                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K ..............................  61 - 63

                          EXHIBIT INDEX

Exhibit 11.0  Computation of earnings per share
Exhibit 13.0  1996 Annual Report to Stockholders
Exhibit 23.0  Consent of Independent Auditors
Exhibit 27.0  Financial Data Schedule
Exhibit 99    Proxy Statement for 1997 Annual Meeting

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           BUSINESS

Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") was incorporated under Delaware law on March 25, 1993 as the holding company for Columbia Federal Savings Bank ("Columbia" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company is headquartered in Woodhaven, New York and its principal business currently consists of the operation of its wholly owned subsidiary, the Bank. At December 31, 1996, the Company had consolidated total assets of $1.6 billion and stockholders' equity of $99.4 million.

Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

Columbia was established in 1889 as a New York-chartered building and loan association. The Bank converted to a New York-chartered savings and loan association in 1940. The Bank subsequently converted to a federal savings and loan association and in 1983 the Bank converted to a federal savings bank under its current name. The Bank is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1996, the Bank had total assets of $1.6 billion and stockholders' equity of $97.8 million.

The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to four-family, owner-occupied residential mortgage loans. Since 1994, the Bank has gradually increased its activity in multi-family and commercial real estate lending. In addition, in times of low loan demand, the Bank will invest in debt, equity and mortgage-backed securities to supplement its lending portfolio. The Bank also invests, to a lesser extent, in home equity loans, home equity lines of credit and other marketable securities.

The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses as well as non-interest income and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

                  MARKET AREA AND COMPETITION

The Bank has been, and continues to be, a community oriented savings institution offering a variety of traditional financial services to meet the needs of the communities in which it operates. Management considers the Bank's reputation and customer service as its major competitive advantage in attracting and retaining customers in its market area. In order to better serve its customers, the Bank has installed ATMs in all of its branches.

The Bank's primary market area is concentrated in the neighborhoods surrounding its nine full service banking and nine supermarket banking facilities (five of which opened in the first quarter of 1997) located in the New York City Boroughs of Queens and Brooklyn and in Nassau and Suffolk Counties, New York.
During 1996, the Bank opened four supermarket branches and announced plans to open approximately 44 full-service branches in Pathmark Supermarkets throughout New York City, Long Island, Westchester and Rockland counties. Management believes that supermarket branching is a cost effective way to extend the Bank's franchise and put its sales force in touch with more prospective customers than possible through conventional bank branches. Management believes that all of its branch offices are located in communities that can generally be characterized as stable, residential neighborhoods of predominantly one-to four-family residences and middle income families.

During the past three years, the Bank's expanded loan work-out/resolution efforts have successfully contributed toward reducing non-performing assets to manageable levels. Although there are a number of encouraging signs in the local economy and the Bank's real estate markets, it is unclear how these factors will affect the Bank's asset quality in the future. See "Delinquencies and Classified Assets."

The New York City metropolitan area has a high number of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans and deposits comes principally from savings and loan associations, savings banks, commercial banks, mortgage banking companies, insurance companies and credit unions. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities and insurance. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

                   LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by owner occupied one-to four-family residences, and, to a lesser extent, multi-family residences, commercial real estate and construction and land loans. Also, the Bank's loan portfolio includes cooperative loans, which the Bank has not originated since 1990 except to facilitate the sale of real estate owned ("REO") or to restructure a problem asset. During 1996, loan originations and purchases totalled $363.6 million (comprised of $271.1 million of residential one-to four family mortgage loans, $83.8 million of commercial and multi-family real estate loans and $8.7 million of consumer loans). One-to four-family mortgage loan originations included $172.3 million of loans purchased in the secondary market during 1996. During the fourth quarter of 1996, $10.6 million of cooperative apartment loans previously transferred to loans held for sale were returned to the loan portfolio at their estimated market value.

At December 31, 1996, the Bank had total mortgage loans outstanding of $814.3 million, of which $556.8 million were one- to four-family residential mortgage loans, or 65.6% of the Bank's total loans. At that same date, multi-family residential mortgage loans totalled $105.3 million, or 12.4% of total loans. The remainder of the Bank's mortgage loans, which totalled $152.2 million, or 18% of total loans at December 31, 1996, included $128.0 million of commercial real estate loans, or 15.1% of total loans, $19.9 million of cooperative apartment loans, or 2.4% of total loans and $4.2 million of construction and land loans, or 0.5% of total loans. Other loans in the Bank's portfolio principally consisted of home equity lines of credit and consumer loans and totalled $34.1 million, or 4.0% of total loans at December 31, 1996.

The following table sets forth the composition of the Bank's loan portfolio, excluding loans held for sale, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                             At December 31,
                                                             ---------------
                              1996              1995              1994              1993              1992
                         ---------------   ---------------   ---------------   ---------------   ---------------
                                 Percent           Percent           Percent           Percent           Percent
                                   of                of                of                of                of
                         Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                         ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                          (Dollars in thousands)
Mortgage loans:
  One-to four-family    $556,818  65.63%  $325,050  57.03%  $258,698  49.34%  $211,946  31.07%  $134,920  20.87%
  Multi-family           105,341  12.42     79,008  13.86     94,259  17.98    124,566  18.26    135,352  20.94
  Commercial             127,956  15.08    111,038  19.48    102,415  19.54    126,059  18.48    131,497  20.34
  Cooperative             19,936   2.35     10,187   1.79     24,369   4.65    183,403  26.88    198,653  30.73
  Construction and land    4,227   0.50      5,737   1.01      3,491   0.67      2,347   0.34      4,887   0.75
                         -------  -----    -------  -----    -------  -----    -------  -----    -------  -----
Total mortgage loans     814,278  95.98    531,020  93.17    483,232  92.17    648,321  95.03    605,309  93.63

Other loans:
  Home equity lines of
    credit                15,677   1.85     16,454   2.89     17,802   3.39     17,032   2.50     18,587   2.88
  Property improvement
    loans                  6,957   0.82     10,248   1.80     11,814   2.26      7,794   1.14      8,488   1.31
  Loans on deposit
    accounts                 809   0.10        821   0.14        940   0.18      1,143   0.17      1,550   0.24
  Commercial loans           351   0.04        479   0.08        605   0.12        693   0.10      1,114   0.17
  Guaranteed student loans   985   0.12      1,181   0.21      1,761   0.34      2,357   0.35      2,560   0.40
  Unsecured consumer loans   809   0.10      1,950   0.34      2,366   0.45      1,659   0.24      1,918   0.30
  Other loans              8,506   0.99      7,834   1.37      5,737   1.09      3,220   0.47      6,947   1.07
                         ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total other loans         34,094   4.02     38,967   6.83     41,025   7.83     33,898   4.97     41,164   6.37
                         ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total loans              848,372 100.00%   569,987 100.00%   524,257 100.00%   682,219 100.00%   646,473 100.00%
                                 ======            ======            ======            ======            ======
Less:
  Unearned discounts,
   premiums and deferred
   loan fees, net           (786)           (1,029)           (1,375)             (805)           (1,356)
  Allowance for loan
   losses                (10,704)           (8,573)          (10,847)          (21,606)          (21,027)
                         -------           -------           -------           -------           -------
Loans, net              $836,882          $560,385          $512,035          $659,808          $624,090
                         =======           =======           =======           =======           =======


The following table shows the estimated contractual maturity of the Bank's loan portfolio at December 31, 1996, assuming no prepayments.

                                 At December 31, 1996
                              Mortgage   Other    Loans,
                               Loans     Loans     Net
                              --------   -----    ------
                                    (In thousands)
Amounts due:
 Within one year              $ 39,684  $ 1,031  $ 40,715
                               -------   ------   -------
 After one year:
  One to three years            43,547    4,071    47,618
  Three to five years           98,126    2,306   100,432
  Five to ten years             80,429   21,944   102,373
  Ten to twenty years          266,979    4,232   271,211
  Over twenty years            285,513      510   286,023
                               -------   ------   -------
    Total due after one year   774,594   33,063   807,657
                               -------   ------   -------
    Total loans               $814,278  $34,094  $848,372
                               =======   ======   =======


The following table sets forth at December 31, 1996, the dollar amount of all loans due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                   Due After December 31, 1997
                                   Fixed    Adjustable    Total
                                   -----    ----------    -----
                                          (In thousands)
Mortgage loans:
  One-to four-family              $352,251   $201,890   $554,141
  Multi-family                      50,993     40,968     91,961
  Commercial real estate            83,122     25,770    108,892
  Cooperative                        4,813     14,787     19,600
Other loans                         15,259     17,804     33,063
                                   -------    -------    -------
  Total loans                     $506,438   $301,219   $807,657
                                   =======    =======    =======




The following table sets forth the Bank's loan origination, loan purchases, sales and principal repayments for the periods indicated:


                                                 Years Ended December 31,
                                     1996      1995      1994      1993      1992
                                    ------    ------    ------    ------    ------
                                                    (In thousands)
Mortgage loans (gross):
At beginning of year               $531,020  $483,232  $648,321  $605,309  $685,681
  Mortgage loans originated:
   One-to four-family                98,783    64,139    77,499   121,812    30,368
   Multi-family                      46,310    11,726      -        4,667    12,841
   Commercial real estate            35,886    26,047     4,688     7,386     6,071
   Cooperative (1)                     -           63       499       362     1,828
   Construction and land loans        1,562     4,367     1,000       176       936
                                    -------   -------   -------   -------   -------
     Total mortgage loans
      originated                    182,541   106,342    83,686   134,403    52,044
  Mortgage loans purchased          172,300    26,241      -         -         -
  Transfer of mortgage loans
    to REO                           (3,470)   (4,638)  (10,998)  (22,042)  (12,861)
  Transfer of mortgage loans to MBSs   -         -         -         -      (32,741)
  Transfer of mortgage loans from/
    (to) loans held for sale         10,594   (12,038)     -         -         -
  Principal repayments              (78,209)  (67,274)  (64,686)  (60,315)  (66,708)
  Sales of mortgage loans (2)          (498)     (845) (173,091)   (9,034)  (20,106)
                                    -------   -------   -------   -------   -------
At end of year                     $814,278  $531,020  $483,232  $648,321  $605,309
                                    =======   =======   =======   =======   =======
Other loans (gross):
At beginning of year               $ 38,967  $ 41,025  $ 33,898  $ 41,164  $ 53,462
  Other loans originated              8,735    10,746    21,533    12,237    11,639
  Principal repayments              (13,608)  (12,804)  (14,406)  (19,503)  (23,937)
                                    -------   -------   -------   -------   -------
At end of year                     $ 34,094  $ 38,967  $ 41,025  $ 33,898  $ 41,164
                                    =======   =======   =======   =======   =======

(1) Cooperative loan originations in the four years ended 1995 were done solely to facilitate the restructuring and the sale of delinquent cooperative loans and cooperative units held by the Bank as REO.

(2) As part of the major bulk sales program in 1994, the Bank sold $170.5 million of loans.


ONE-TO FOUR-FAMILY MORTGAGE LENDING. The Bank offers both fixed-rate and ARM loans secured by one-to four-family residences located in the Bank's primary market area. The majority of such loans are secured by property located on Long Island (in Queens, and Nassau and Suffolk Counties), and, to a lesser extent, Manhattan, Brooklyn, Staten Island, and Westchester Counties, and typically serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers, members of the local communities and local real-estate brokers and attorney referrals. The substantial majority of the Bank's loans are originated through efforts of Bank employed sales representatives who solicit loans from the communities served by the Bank by visiting real estate attorneys, brokers and individuals who have expressed an interest in obtaining a mortgage loan. The Bank also originates loans from its customer base in its branch offices. Beginning in 1995, the Bank also purchased loans on a flow basis from correspondent mortgage bankers in New York, New Jersey and Connecticut in order to supplement one-to four-family loan originations.

The Bank generally originates one-to four-family residential mortgage loans in amounts up to 90% of the lower of the appraised value or selling price of the property securing the loan. Properties securing such loans are primarily owner-occupied principal residences. Residential condominium loans are originated in amounts up to a maximum of 90% of the appraised value of the condominium unit. One-to four-family mortgage loans may be originated with loan-to-value ratios of up to 97% of the appraised value of the property under the Federal National Mortgage Association ("FNMA") Community Home Buyers Program, which targets low to moderate income borrowers. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan. Loan amounts generally conform to FNMA/Federal Home Loan Mortgage Corporation ("FHLMC") limits. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of enabling the Bank to redeploy funds at current rates thereby causing the Bank's loan portfolio to be more interest rate sensitive. The Bank has generally exercised its rights under these clauses.

The Bank currently offers fixed-rate loans up to $750,000 on one- to four-family residences with terms up to 30 years. During 1996, the Bank introduced 30 year and 15 year fixed-rate bi-weekly loans. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Origination fees generally range from 0% to 3% of the principal amount of the loan. Generally, the Bank's standard underwriting guidelines conform to the FNMA/FHLMC guidelines.

The Bank currently offers ARM loans up to $750,000 which adjust either annually, or in 3, 5, 7 or 15 years with maximum loan terms of 30 years. The Bank's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. For one year ARMs the Bank qualifies borrowers based upon a rate of 2% over the initial rate. The initial discounted rate is determined by the Bank in accordance with market and competitive factors and, as of December 31, 1996, the discount offered by the Bank on the one year adjustable ARM loan ranged from 289 basis points (with 0% origination fees) to 339 basis points (with 2% origination fees) below the fully-indexed rate, which was 8.26% as of such date. The discount offered by the Bank on the three-year adjustable ARM loan ranged from 211 basis points (with 0% origination fees) to 261 basis points (with 2% origination fees) below the fully-indexed rate, which was 8.73% as of December 31, 1996. The discount offered by the Bank on the five year adjustable ARM loan ranged from 190 basis points (with 0% origination fees) to 240 basis points (with 2% origination fees) below the fully-indexed rate, which was 8.90% as of December 31, 1996. As of December 31, 1996, the discount offered by the Bank on the seven year adjustable ARM loan ranged from 101 basis points (with 0% origination fees) to 151 basis points (with 2% origination fees) below the fully-indexed rate, which was 8.26% as of such date. Finally, as of December 31, 1996, the discount offered by the Bank on the fifteen year adjustable ARM loan ranged from 39 basis points (with 0% origination fees) to 89 basis points (with 2% origination fees) below the fully indexed rate which was 8.26%. As of December 31, 1996, the Bank's ARM loans, with the exception of the five, seven and fifteen year ARM loans, adjust by a maximum of 2.0% each adjustment period, with a life-time cap of 6% over the initial note rate. The maximum periodic rate adjustment on the five year ARM loan is 2.5% and the maximum periodic rate adjustment on the seven year and fifteen year ARM loans for the first adjustment period are 5% which defaults to 2% for all adjustment periods thereafter. The Bank currently charges origination fees ranging from 0% to 2.0% for its one-to four-family ARM loans. ARM loans generally pose a risk that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. This potential risk is mitigated by the Bank's policy of originating ARM loans with annual and lifetime interest rate caps that limit the amount that a borrower's monthly payment may increase. However, interest rates and the resulting cost of funds increases in a rapidly increasing interest rate environment could exceed the cap levels on these loans and negatively impact net interest income. During 1996, the Bank originated or purchased $205.1 million of adjustable-rate mortgage loans.

In the past, the Bank originated most 30 year fixed-rate loans for immediate sale to the FHLMC or FNMA. The Bank retains 10, 15, 20 year and 15 and 30 year bi-weekly fixed-rate loans while continuing to originate 30-year fixed-rate loans for immediate sale. The Bank arranges for the sale of such loans at the acceptance of the commitment by the applicant to FHLMC or FNMA through forward purchase commitments. The Bank retains the servicing on the loans it sells. For the year ended December 31, 1996, the Bank did not emphasize the origination of 30-year fixed-rate loans and, accordingly, sold only 11 loans totalling $0.5 million to the FNMA and other lenders.

During 1996, the Bank purchased $172.3 million of one-to four-family mortgage loans from correspondent mortgage bankers and bulk whole loan purchases to supplement retail originations. Purchases of one-to four-family mortgage loans on a flow basis are limited to the New York, New Jersey and Connecticut metropolitan area to approved correspondents. Credit packages submitted to the Bank by a correspondent are underwritten by the Bank and are subject to the Bank's quality control procedures. The Bank purchased approximately $70.0 million of bulk residential whole loan packages during the year. The Bank performed due diligence procedures on the credit quality of the loans and the servicing operations of the servicer, if applicable, before purchasing the loans.

MULTI-FAMILY LENDING. The Bank originates multi-family loans with contractual terms ranging from 5 to 15 years with interim interest rate repricing tied to matching U.S. Treasury Notes plus a margin. These loans are generally secured by apartment and mixed-use (business and residential, with the majority of income coming from the residential units) properties, located in the Bank's primary market area and are made in amounts of up to 75% of the appraised value of the property. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources credit history and ownership/ management experience of the principals/guarantors, and the marketability of the property. The Bank generally requires a debt service coverage ratio of at least 1.20x and sometimes requires personal guarantees from borrowers. As of December 31, 1996, $105.3 million, or 12.4% of the Bank's total loan portfolio, consisted of multi-family residential loans. At December 31, 1996, the Bank's largest multi-family loan had an outstanding balance of $4.6 million and is secured by a mixed use building containing 110 residential units and 5,400 square feet of ground floor retail space. The appraised value of the property securing this loan at July, 1996, the date of the most recent appraisal, exceeded the outstanding loan balance.

Multi-family, commercial real estate and construction and land lending are generally believed to involve a higher degree of credit risk than one-to four-family lending because such loans typically involve higher principal amounts and the repayment of such loans generally is dependent on income produced by the property sufficient to cover operating expenses and debt service. Economic events that are outside the control of the borrower or lender could adversely impact the value of the security for the loan or the future cash flows from the borrower's property. In recognition of these risks, the Bank applies stringent underwriting criteria for all of its loans and originates multi-family, commercial real estate and construction and land loans on a selective basis. See "Commercial Real Estate Lending" and "Construction and Land Lending".

COMMERCIAL REAL ESTATE LENDING. The Bank originates commercial real estate loans that are generally secured by properties used exclusively for business purposes such as retail stores, mixed-use properties (residential and retail combined where the majority of the income from the property comes from the commercial business) and, light industrial and small office buildings located in the Bank's primary market area. The Bank's commercial real estate loans are generally made in amounts up to the lesser of 70% of the appraised value of the property or 65% for owner occupied properties. Commercial real estate loans are made on a negotiated basis where the interest rate generally reprices during the term of the loan and is tied to the prime rate or the U.S. Treasury Note rate matched to the repricing frequency of the loan and are made as 10 year balloon loans. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank generally requires that the properties securing commercial real estate loans have debt service coverage ratios of not less than 1.20x and also generally requires personal guarantees from the borrowers or the principals of the borrowing entity. At December 31, 1996, the Bank's commercial real estate loan portfolio totalled $128.0 million, or 15.1% of the Bank's total loan portfolio. The largest commercial real estate loan in the Bank's portfolio was a loan secured by an office building in Brooklyn, New York, which, as of December 31, 1996, had an outstanding balance of $15.9 million and was performing.

COOPERATIVE APARTMENT LOANS. Until 1990, the Bank originated loans secured by cooperative units. Since 1990, the Bank has not originated any loans secured by cooperative units with the exception of loans to facilitate the restructuring of a classified asset or sale of REO. In 1994, the Bank was approved as a seller/servicer in a FNMA pilot program, enabling it to originate cooperative apartment loans for immediate sale to FNMA. During 1996, the Bank did not originate any cooperative loans.
In addition, during 1996, the Bank returned $10.6 million of performing cooperative apartment loans previously transferred to loans held for sale to the loan portfolio at their estimated market value.

CONSTRUCTION AND LAND LENDING. The Bank's construction loans primarily have been made to finance the construction of one-to four-family residential properties, multi-family residential properties and retail properties. The Bank's policies provide that construction and land loans may generally be made in amounts up to 70% of the value when completed. The Bank currently does not actively solicit land loans. The Bank generally requires personal guarantees and evidence that the borrower has invested an amount equal to not less than 20% of the estimated cost of the land and improvements. Construction loans generally are made with adjustable rates and a maximum term of 18 months, subject to renewal. Construction loans are generally made based on pre-sales or pre-leasing. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of December 31, 1996, the Bank had $4.2 million, or 0.5% of its total loan portfolio invested in construction and land loans. At

December 31, 1996, the Bank's largest construction and land loan had an outstanding balance of $3.0 million for the construction of 108 senior citizen residential apartment units in Bay Port, New York. The loan has been performing since origination.

Construction and land loans involve additional risks attributable to the uncertainties inherent in estimating construction and land development costs as well as the market value on the completed project and the effects of governmental regulation of real property. It is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio to mitigate these risks. The Bank generally engages professional engineers and appraisers at the borrower's expense, to evaluate project costs and value upon completion. As a result of the foregoing, construction and land loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

OTHER LOANS. The Bank also offers home equity loans, equity lines of credit, business loans-lines of credit and Government-guaranteed student loans. As of December 31, 1996 other loans totalled $34.1 million, or 4.0% of the Bank's total loan portfolio. Home equity loans are offered as fixed-rate loans with a maximum term of 15 years, as adjustable-rate loans with a 15 year term or as fixed-variable loans which are fixed for the first 5 years and then become adjustable for the remaining 15 years. The maximum amount is $50,000 and principal and interest amortize over the life of the loan. The Bank also offers equity lines of credit with a term of 25 years on which interest only is due for the first 10 years and thereafter principal and interest payments sufficient to liquidate the line are required for the remaining term not to exceed 15 years. The maximum amount for a equity line of credit is $200,000. All products are underwritten pursuant to the standards applicable to one-to four-family loans which include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan in addition to the borrower's existing obligations. In addition to the credit worthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank also offers secured and unsecured business loans and lines of credit whose term and rate are negotiable based on the credit standing and financial position of the customer. The Bank's other loans tend to have higher interest rates and shorter maturities than one-to four-family mortgage loans, but also tend to have a higher risk of default than such loans. Although the level of delinquencies in the Bank's other loan portfolio has generally been low ($375,000, or approximately 1.1% of the other loan portfolio, at December 31, 1996 was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future. During the fourth quarter of 1995, the Bank stopped offering all other consumer loans, including personal secured and unsecured loans.

LOAN APPROVAL PROCEDURES AND AUTHORITY. For one-to four-family real estate loans each loan is reviewed and approved by an underwriter and the department head in accordance with the policies approved by the Board of Directors. Multi-family, commercial and construction loans are approved by designated lending officers within lending authorities approved by the Board of Directors. Loans greater than $750,000 up to $1,500,000 must be approved by the Officers Loan Committee, whereas, loans over $1,500,000 must be approved by the Board of Directors - Loan Committee. Loans exceeding $2,500,000 must be approved by the Board. Loans not secured by real estate and unsecured other loans, depending on the amount of the loan and the loan to value ratio, where applicable, require the approval of at least one lending officer and/or underwriter designated by the Board.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by the Bank's loan underwriters and, if necessary, additional financial information is required. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by either the staff appraisers of the Bank or by an independent appraiser designated and approved by the Bank. The Board annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, and in some cases, hazard insurance premiums.

LOAN CONCENTRATIONS. As a result of OTS regulations, the Bank may not extend credit to a single borrower or related group of borrowers in an amount greater than 15% of the Bank's unimpaired capital and surplus. An additional amount of credit may be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which does not include real estate.

At December 31, 1996, the Bank's loans-to-one borrower limit was $16.2 million. There was no one borrower which exceeded this limit in accordance with applicable regulatory requirements.

           DELINQUENCIES AND CLASSIFIED ASSETS

DELINQUENT LOANS. The Bank's collection procedures for mortgage loans include sending a reminder notice to the borrower if the loan is 10 days past due, another notice at 16 days and a late notice after payment is 30 days past due. In the event that payment is not received after the late notice, the loan is referred to the collection department and letters are sent or phone calls are made to the borrower by the collection department. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Generally, foreclosure procedures are initiated when a loan is over 90 days delinquent. Property foreclosed upon is held by the Bank as REO at the lower of its estimated fair value or cost less selling costs at the time of foreclosure. The Bank ceases to accrue interest on all loans 90 days or more past due.

The collection procedures for other loans, excluding student loans, generally include telephone calls to the borrower after 10 days of the delinquency. At the 120th day and not later than 180 days past due, unsecured loans are written-off by the Bank and secured loans may be foreclosed upon or negotiations with the borrower continued. The collection procedures for student loans follow those specified by federal and state guidelines.

CLASSIFIED ASSETS. Federal regulations and the Bank's Classification of Assets Policy provide for the classification of loans and other assets considered by the OTS to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor and/or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Pursuant to OTS guidelines, the Bank is no longer required to classify assets as "special mention" if such assets possess weaknesses but do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories. However, the Bank continues to classify assets as "special mention" for internal monitoring purposes.

When an insured institution classifies one or more assets, or a portion thereof, as substandard or doubtful, it is required to establish a general allowance for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or a portion thereof, as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems, have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

The Bank's policies provide that the Board of Directors regularly review problem loans and review all classified assets. The Bank believes its policies are consistent with the regulatory requirements regarding classified assets.

The Bank generally obtains appraisals on all properties securing loans in foreclosure and foreclosed real estate at or about the time it obtains possession of the property and charges-off any declines in value against the allowance for loan losses. The Bank assesses the value of all REO periodically and charges off any amounts carried in excess of the appraised value against the allowance for REO.

Non-performing loans (consisting of non-accrual loans and restructured loans) decreased from $72.8 million at December 31, 1992 to $63.9 million at December 31, 1993, and declined to $28.3 million at December 31, 1994, $16.9 million at December 31, 1995 and $13.9 million at December 31, 1996. The continued decline in the balance of non-performing loans during the five year period was due to the Bank's ongoing efforts to reduce non-performing assets. The significant decrease in non-performing loans during 1994 was mainly due to the sale of $22.0 million of non-accrual and restructured loans as part of the major bulk sales program involving loans and REO completed during the year. REO decreased each year during the five years ended December 31, 1996 from $22.5 million at December 31, 1992 to $17.9 million at December 31, 1993 to $7.8 million at December 31, 1994 (net of an allowance for REO of $717,000) to $2.0 million at December 31, 1995 (net of an allowance for REO of $178,000) to a balance at December 31, 1996 of $1.0 million (net of an allowance for REO of $81,000). During 1994, the Bank sold $12.0 million of cooperative apartment REO in a bulk sale transaction. The Bank intends to continue its efforts to reduce non-performing assets in the normal course of business, but it may continue to seek opportunities to dispose of its non-performing assets through sales to investors or otherwise.

The Bank also has restructured loans, which has enabled the Bank to avoid the costs involved with foreclosing on the properties securing such loans while continuing to collect payments on the loans under their modified terms. Troubled debt restructurings ("TDRs") are loans for which certain concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted due to the borrower's financial condition. Interest on TDRs is recognized at the reduced interest rates when the interest rate on the loan is reduced. The Bank restructures loans when it determines that the borrower has attempted to perform on his loan obligation and would perform if the borrower was receiving sufficient income on the property securing the loan to satisfy the borrower's debt obligation. Further, the Bank must find that the insufficient cash flow is most likely due to current market conditions and is temporary, and that the borrower is taking reasonable steps to increase the income generated from the property.

At December 31, 1996, the Bank had 23 restructured loans with aggregate principal balances of $3.4 million. Of this amount, 47.0% were residential loans (including cooperative apartment loans), 42.3% were multi-family loans and 10.7% were commercial real estate loans. Management is able to avoid the costs of foreclosing on loans that it restructures and avoids acquiring the properties securing such loans as REO. However, restructured loans have a higher probability of becoming delinquent than loans that have no previous history of delinquency. As of December 31, 1996, 1 restructured loan for $77,000 was 90 days or more past due. There can be no assurance that the remaining loans will continue to perform in accordance with their modified terms. To the extent that the Bank is unable to return these loans to performing status, the Bank will have to foreclose on such loans, which will increase the Bank's REO.

The Bank's policy is to recognize income on a cash basis for restructured loans for a period of six months, after which such loans are returned to an accrual basis if they are performing in accordance with their modified terms. At December 31, 1996, the Bank had 21 restructured loans with principal balances of $3.2 million that were on accrual status and 1 additional restructured loan for $134,000 that was on non-accrual status because the loan had not yet performed in accordance with its modified terms for the required six-month seasoning period. For restructured loans that are 90 days or more past due, the loan is returned to non-accrual status and previously accrued but uncollected interest is reversed.

At December 31, 1996, the Bank's classified assets consisted of $13.5 million of loans and REO of which $1.1 million was classified as doubtful. The Bank's assets classified as substandard at December 31, 1996 consisted of $12.3 million of loans and $1.2 million of gross REO. Classified assets in total declined $4.6 million, or 25.4% since December 31, 1995. At December 31, 1996, the Bank also had loans aggregating $6.5 million that it had designated special mention.

The Bank continues to use the special mention designation for internal monitoring purposes although it is not required by OTS guidelines. Of those assets, 50.6% were multi-family loans and 49.4% were commercial real estate loans. The loans were performing in accordance with their terms at December 31, 1996 but were deemed to warrant close monitoring by management due to one or more factors, such as the absence of current financial information relating to the borrower and/or the collateral, financial difficulties of the borrower or inadequate cash flow from the security property.

     At December 31, 1996, 1995, and 1994, delinquencies in the
Bank's loan portfolio were as follows:

                             At December 31, 1996               At December 31, 1995
                         60-89 Days    90 Days or More      60-89 Days    90 Days or More
                      Number Principal Number Principal  Number Principal Number Principal
                        of    Balance    of    Balance     of    Balance    of    Balance
                      Loans  of Loans  Loans  of Loans   Loans  of Loans  Loans  of Loans
                      ------ --------  ------ ---------  ------ --------  ------ ---------
                                             (Dollars in thousands)
One-to four-family      9    $   950    47    $ 4,083     18    $ 1,215    42    $ 3,800
Multi-family           -         -       6      1,463     -         -       5        967
Commercial             -         -      11      4,321     -         -       8      2,411
Cooperative             5        281     9        431     12        580    15        871
Construction and
 land loans            -         -       1         60     -         -       4      1,067
Other loans            26        171    21        375     10         53    38        689
                       --     ------   ---     ------    ---     ------   ---     ------
   Total loans         40    $ 1,402    95    $10,733     40    $ 1,848   112    $ 9,805
                       ==     ======   ===     ======    ===     ======   ===     ======
   Delinquent loans
    to total loans (1)         0.17%            1.27%             0.32%            1.72%
                               ====             ====              ====             ====

                             At December 31, 1994
                         60-89 Days    90 Days or More
                      Number Principal Number Principal
                        of    Balance    of    Balance
                      Loans  of Loans  Loans  of Loans
                      ------ --------- ------ ---------
                           (Dollars in thousands)
One-to four-family     15    $ 1,015    58    $ 5,995
Multi-family           -         -      13      5,088
Commercial              1         41    10      5,579
Cooperative            11        561    18        934
Construction and
 land loans            -         -       2        878
Other loans            36        205    34        275
                      ---     ------   ---     ------
   Total loans         63    $ 1,822   135    $18,749
                      ===     ======   ===     ======
   Delinquent loans
    to total loans (1)         0.35%            3.58%
                               ====             ====

(1) Restructured loans that have become seasoned for the required six month period and are currently performing in accordance with their restructured terms are not included in delinquent loans. There was 1 restructured loan for $77,000 that was included in loans delinquent 90 days or more at December 31, 1996 because it had not yet performed in accordance with its modified terms for the required six month seasoning period.

NON-PERFORMING ASSETS. The following table sets forth information regarding all non-accrual loans (which consists of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and REO. The Bank does not accrue interest on loans 90 days past due and restructured loans that have not yet performed in accordance with their modified terms for at least six months. If non-accrual loans had been performing in accordance with their original terms, the Bank would have recorded interest income from such loans of $489,000, $889,000 and $1.3 million for the years ended December 31, 1996, 1995 and 1994, respectively, compared to $220,000, $280,000 and $261,000, which was recognized on non-
accrual loans for such periods, respectively. If all restructured loans, as of December 31, 1996, 1995 and 1994, had been performing in accordance with their original loan terms (prior to being restructured), the Bank would have recognized interest income from such loans of $505,000, $714,000 and $967,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                        At December 31,
                                         1996      1995      1994      1993      1992
                                        ------    ------    ------    ------    ------
                                                     (Dollars in thousands)
Non-accrual mortgage loans             $ 10,358   $ 9,116  $ 18,474  $ 43,170  $ 38,133
Restructured mortgage loans               3,160     7,072     9,550    20,398    33,821
Non-accrual other loans                     375       689       275       299       816
                                        -------   -------   -------   -------   -------
   Total non-performing loans            13,893    16,877    28,299    63,867    72,770
Real estate owned, net of
  related reserves                        1,038     2,033     7,844    17,887    22,473
                                        -------   -------   -------   -------   -------
   Total non-performing assets         $ 14,931  $ 18,910  $ 36,143  $ 81,754  $ 95,243
                                        =======   =======   =======   =======   =======
Non-performing loans to total loans        1.64%     2.97%     5.41%     9.37%    11.28%
Non-performing assets to total assets      0.94      1.28      2.85      6.65      8.15
Non-performing loans to total assets       0.88      1.15      2.23      5.20      6.23


ALLOWANCES FOR LOAN AND REO LOSSES

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Impaired loans and related reserves have been identified and calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114. On January 1, 1995, the Company adopted, on a prospective basis, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and the amendment thereof, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". See
Note 1 of Notes to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Stockholders on page 31, which is incorporated herein by reference. The total allowance for loan losses has been determined in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies". The Bank's allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loan portfolio. The Bank reviews the adequacy of the allowance for loan losses on a monthly basis taking into account past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current and prospective economic conditions and current regulatory guidance.

In response to the general decline in the economic conditions of the Bank's primary market area and the national economy in general, management increased the Bank's allowance for loan losses in 1992 and 1993 to account for its evaluation of the potential effects of such factors and in consideration of the deterioration of real estate values experienced in recent periods. During 1994, the Bank established additional loan loss provisions totalling $7.5 million in connection with the bulk sales. At December 31, 1995, the allowance for loan losses was $8.6 million, or 1.51% of total loans compared to $10.8 million, or 2.07% of total loans at December 31, 1994. The Bank took charge-offs of $5.5 million in 1995 compared to $24.7 million in 1994, which included $14.4 million in connection with the bulk sales. The allowance as a percentage of non-performing loans was 50.8% at December 31, 1995 compared to 38.3% at December 31, 1994. During 1996, the Bank took charge-offs of $1.9 million against its loan portfolio compared to $5.5 million for 1995.
The reduction in charge-offs for 1996 when compared to 1995 is a direct result of the ongoing decline in non-performing loans during the last five years. Non-performing loans as a percentage of total loans was 1.64% at December 31, 1996 compared to 11.28% at December 31, 1992. The allowance as a percentage of non-performing loans was 77.05% at December 31, 1996 compared to 50.8% at December 31, 1995.

The Bank's provisions for loan losses have varied significantly over the past five years. Specifically, the Bank made provisions for loan losses of $19.8 million, $6.4 million, $13.4 million, $2.8 million and $3.1 million for the five years ended December 31, 1996, respectively. Beginning in 1991, it became apparent to the Bank that given the decline in the local economy, increased unemployment rates in the Bank's local market area, the substantial deterioration in local real estate values as evidenced by receipt of appraisals reflecting sharp decreases in property values and increased vacancies in multi-family dwellings as well as an increase in loan delinquencies, it was likely that the Bank would sustain additional losses. It is the Bank's policy to obtain appraisals on properties that the Bank acquires as REO and charge-off that amount of the loan exceeding the appraised value against the allowance for loan losses. The decrease in real estate values that occurred in the early 1990s in the New York metropolitan area resulted in substantial decreases in the value of the collateral securing the Bank's non-performing loans and resulted in an increase in the Bank's charge-offs. Therefore, during 1992 the Bank booked a loan provision of $19.8 million. This provision booked was deemed adequate by management given the decline in the regional economy and the deterioration of real estate values experienced in such periods as evidenced by receipt of appraisals reflecting sharp decreases in property values from prior years; increases in unemployment rates in the Bank's local market areas and increased vacancies in multi-family dwellings as well as an increase in loan delinquencies. Regulatory criticism of the Bank's loan portfolio in prior regulatory examinations was also a factor.
The Bank provided $6.4 million for loan losses during 1993 which reflected management's review of the adequacy of the allowance on an ongoing basis. The provision of $13.4 million provided during 1994 included additional provisions of $7.5 million that were established in connection with the bulk sale transactions.
During 1995 and 1996, the Bank provided provisions of $2.8 million and $3.1 million, respectively, to maintain the allowance at an adequate level.

The Bank also booked provisions for losses on its REO of $291,000 and $750,000, respectively, for the years ended December 31, 1996 and 1995. The significant decline in the provision from 1995 was attributable to the REO portfolio which declined by $995,000, or 48.9% from the previous year. The $10.3 million provision for 1994 was significantly higher because that year's amount included an additional provision of $7.7 million in connection with the bulk sale of $12.0 million of cooperative apartment properties. During 1996, the Bank sold 60 REO properties with a fair value of $3.1 million. The contribution of REO sales and normal write-downs over the past four years has reduced the amount of REO, net from $22.5 million at December 31, 1992 to $1.0 million at December 31, 1996.

The Bank will continue to monitor and modify its allowances for loan and REO losses as conditions dictate. Although the Bank maintains its allowance at a level which it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

The following table sets forth the changes in the Bank's allowance for loan losses at the dates indicated.

                                       At or For the Years Ended December 31,
                                    1996      1995      1994      1993      1992
                                   ------    ------    ------    ------    ------
                                              (Dollars in thousands)
Balance at beginning of year      $ 8,573   $10,847   $21,606   $21,027   $11,059
Charge-offs:
  One-to four-family                 (771)     (472)     (264)     (353)     (361)
  Cooperative                        (524)   (2,142)   (8,747)   (3,028)   (3,266)
  Multi-family                        (30)   (1,299)   (7,932)   (1,174)     (616)
  Non-residential and other          (560)   (1,541)   (7,798)   (1,651)   (5,809)
                                   ------    ------    ------    ------    ------
    Total charge-offs (1)          (1,885)   (5,454)  (24,741)   (6,206)  (10,052)
Recoveries                            891       405       582       385       177
                                   ------    ------    ------    ------    ------
Net charge-offs                      (994)   (5,049)  (24,159)   (5,821)   (9,875)
Provision for loan losses           3,125     2,775    13,400     6,400    19,843
                                   ------    ------    ------    ------    ------
Balance at end of year            $10,704   $ 8,573   $10,847   $21,606   $21,027
                                   ======    ======    ======    ======    ======
Ratio of net charge-offs during
 the year to average loans out-
 standing during the year (2)       0.15%     0.93%     3.83%     0.90%     1.45%
Ratio of allowance for loan
 losses to total loans at
 the end of year (3)                1.26      1.51      2.07      3.17      3.26
Ratio of allowance for loan
 losses to non-performing loan
 at the end of the year (4)        77.05     50.80     38.33     33.83     28.90

(1) Total charge-offs for 1992 were attributable to the substantial increase in non-performing assets that occurred in 1990 and continued into 1992 and the Bank's recognition that given the national recession and the economic conditions in the New York metropolitan area, it was likely that, contrary to the Bank's past experience, the Bank would incur losses on its non-performing assets into the future. Moreover, poor economic conditions resulted in a decrease in the value of the collateral securing the Bank's non-performing loans, which necessitated charge-offs. Total charge-offs for the year ended 1994 were attributable to the bulk sale transactions.

(2) The ratio of net charge-offs during the year to average loans outstanding during the year increased significantly in 1994 due to substantial charge-offs taken during the year as a result of the bulk sale transaction and the decrease in average loans outstanding due to the bulk sale transactions.

(3) The steady decline in the ratio of allowance for loan losses to total loans is attributable to a decline in non-performing loans as previously mentioned coupled with growth in the Bank's total loans outstanding. Specifically, the Bank's total loans increased from $522.9 million at December 31, 1994 to $569.0 million at December 31, 1995 to $847.6 million at December 31, 1996.

(4) The ratio of allowance for loan losses to non-performing loans has increased significantly over the last five years as non-performing loans have declined.

The following table sets forth the Bank's allocation of its allowance for loan losses to the total amount of loans in each of the categories listed.

                                   At December 31,
                        1996            1995            1994
                       ------          ------          ------
                            % of            % of            % of
                          Loans in        Loans in        Loans in
                          Category        Category        Category
                          to Total        to Total        to Total
                   Amount  Loans   Amount  Loans   Amount  Loans
                   ------ -------- ------ -------- ------ --------
                                (Dollars in thousands)
Mortgage loans:
  Residential (1)  $5,929   80.90% $3,838  72.67% $ 5,685  71.97%
  Commercial        4,340   15.08   4,175  19.48    4,308  19.53
  Construction        -       -        69   1.00      248    .66
Other loans           435    4.02     491   6.85      606   7.84
                    -----  ------  ------ ------   ------ ------
Total allowance for
  loan losses (2)  $10,704 100.00% $8,573 100.00% $10,847 100.00%
                    ====== ======   ===== ======   ====== ======

(1) Includes one-to four-family, cooperative and multi-family loans.

(2) In order to comply with certain regulatory reporting requirements, management has prepared the above allocation of the Bank's allowance for loan losses among various categories of the loan portfolio for each of the years in the three-year period ended December 31, 1996. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component changes. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                   INVESTMENT ACTIVITIES

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's Asset/ Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision-Federal Savings Institution Regulation-Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level believed to be adequate to meet its normal daily activities. At December 31, 1996, the Bank had money market investments and debt and equity securities in the aggregate amount of $6.9 million and $243.4 million (including $146.1 million of debt and equity securities available for sale) with a fair value of $6.9 million and $242.4 million, respectively.

On January 1, 1994 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, debt and mortgage-backed securities ("MBSs") which the Company has the positive intent and ability to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method over the remaining period to contractual maturity, adjusted, in the case of MBSs, for actual prepayments. Debt and equity securities and MBSs to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale securities and are recorded at fair value, with unrealized gains (losses), net of taxes, reported as a separate component of stockholders' equity.

In November, 1995, the Financial Accounting Standards Board ("FASB") issued an implementation guide for SFAS No. 115. The implementation guide provided guidance in the form of a question and answer format and allowed an opportunity from mid-November 1995 to December 31, 1995 for companies to reclassify securities in the held to maturity portfolio to securities in the available for sale portfolio without tainting the remainder of the portfolio. In connection with the implementation guide for SFAS No. 115, the Company reclassified $41.9 million of debt securities and $405.3 million of MBSs previously classified as held to maturity to securities available for sale. The carrying value of the MBSs was adjusted to their market value, which resulted in increasing the carrying value by $3.9 million, and increasing stockholders' equity by $2.1 million, which was net of taxes of $1.8 million. The carrying value of the debt securities approximated market value at the time of the reclassification.
At December 31, 1996, the securities available for sale portfolio totalled $370.1 million of which $166.2 million were adjustable-rate securities and $203.9 million were fixed-rate securities.

At December 31, 1996, the held to maturity portfolios totalled $295.2 million, comprised of $60.4 million of adjustable-rate securities and $234.8 million of fixed-rate securities. The estimated fair value of the Company's debt securities and MBSs held to maturity portfolios was $3.2 million below the carrying value of the portfolios at December 31, 1996. It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

The following table sets forth certain information regarding the carrying and market values of the Company's money market investments, debt and equity securities and Federal Home Loan
Bank ("FHLB") of New York stock at the dates indicated:

                                                  At December 31,
                                   1996                  1995                   1994
                                  ------                ------                 ------
                           Carrying    Market    Carrying     Market     Carrying   Market
                            Value      Value       Value      Value        Value    Value
                           --------    ------    --------     ------      -------   ------
                                               (In thousands)
Debt and Equity Securities:
U.S. Government and
  agency obligations      $170,709    $169,849    $142,383(2) $142,281(2) $111,430(3) $105,938(3)
Corporate debt securities   45,350      45,227      45,320      44,437      31,571      31,129
Preferred stock             27,329      27,329        -           -           -           -
                           -------     -------     -------     -------     -------     -------
     Subtotal              243,388     242,405     187,703     186,718     143,001     137,067
                           -------     -------     -------     -------     -------     -------
Adjustable-rate MBS-
   Mutual Fund                -           -          3,976       3,976       4,757       4,757
Federal Funds sold           5,000       5,000       5,000       5,000       1,725       1,725
FHLB-NY stock                9,890       9,890       8,138       8,138       6,888       6,888
Money market investments     1,869       1,869       4,064       4,064       5,129       5,129
                           -------     -------     -------     -------     -------     -------
     Total                $260,147(1) $259,164(1) $208,881(1) $207,896(1) $161,500(1) $155,566(1)
                           =======     =======     =======     =======     =======     =======

(1) Includes debt and equity securities available for sale totalling $146.1 million, $63.9 million and $17.1 million, at December 31, 1996, 1995 and 1994, respectively, carried at fair value.

(2) Included in U.S. Government and agency obligations at December 31, 1995 are federal government agency and FHLB multiple step-up callable notes available for sale with a carrying value and estimated fair value of $42.0 million. These notes are callable periodically at the option of the issuer, but, if not called, have a pre-determined upward adjustment of the interest rate. The notes at December 31, 1995 had contractual maturities between February 1999 and April 2004, and a weighted average rate of 5.75%. During 1996, $40.0 million of the notes were sold and $2.0 million were called.

(3) Included in U.S. Government and agency obligations at December 31, 1994 are federal government agency and FHLB multiple step-up callable notes held to maturity with an amortized cost and estimated fair value of $80.0 million and $75.2 million, respectively. These notes are callable periodically at the option of the issuer, but, if not called, have a pre-determined upward adjustment of the interest rate. The notes at December 31, 1994 had contractual maturities between May 1997 and April 2009, and a weighted average rate of 5.99%. During 1995, $38.0 million of the multiple step-up callable notes were called.

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's money market investments and debt and equity securities at December 31, 1996.


                                                              At December 31, 1996
               ----------------------------------------------------------------------------------------------------------------
                                                                                             Total Money Market Investments
                                     More than       More than Five                          and Debt and Equity Securities
               One Year or Less  One to Five Years    to Ten Years   Due After 10 Years ---------------------------------------
               ----------------- -----------------   --------------- ------------------  Average
                        Weighted          Weighted          Weighted          Weighted  Remaining           Estimated  Weighted
               Carrying Average  Carrying Average  Carrying Average  Carrying Average   Years to  Carrying    Fair     Average
                Value    Yield     Value   Yield    Value    Yield    Value    Yield    Maturity   Value      Value     Yield
               -------- -------- -------- -------- -------- -------- -------- --------  --------- --------   --------  --------
                                                           (Dollars in thousands)
U.S. Government
  securities and
  agency
  obligations    $  -     -  %  $ 38,473   6.03%  $ 74,203   7.10%  $ 58,033   7.38%     9.7     $170,709    $169,849     6.95%
Corporate debt
  securities        -     -       45,350   5.76       -       -         -       -        2.2       45,350      45,227     5.76
Federal Funds     5,000  5.50       -       -         -       -         -       -         -         5,000       5,000     5.50
Money market
  investments     1,869  5.39        -       -         -       -         -       -         -         1,869       1,869     5.39
                -------          -------           -------           -------                      -------     -------    -----
     Total     $  6,869  5.47%  $ 83,823   5.88%  $ 74,203   7.10%  $ 58,033   7.38%     5.6     $222,928(1) $221,945(1)  6.67%
                ======= =====    =======  =====    =======  =====    =======  =====      ===      =======     =======    =====
Preferred Stock                                                                                  $ 27,329    $ 27,329     6.46%
FHLB-NY stock                                                                                    $  9,890    $  9,890     6.41%
                                                                                                  =======     =======    =====

(1) Includes U.S. Government and agency obligations available for sale totalling $118,752.

                  MORTGAGE-BACKED SECURITIES

The Bank also invests in MBSs. At December 31, 1996, total MBSs, net, aggregated $422.0 million (including MBSs available for sale with a fair value of $224.0 million, net), or 26.7% of total assets. At December 31, 1996, 77.5% of the MBS portfolio, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), were insured or guaranteed by either FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). At December 31, 1996, $176.2 million, or 41.8% of total MBSs were adjustable-rate and $245.8 million, or 58.2% of total MBSs were fixed-rate.

The following table sets forth the carrying amount of the Company's MBS portfolio in dollar amounts and in percentages at the dates indicated.

                                                       At December 31,
                             1996              1995              1994              1993              1992
                            ------            ------            ------            ------            ------
                               Percent           Percent           Percent           Percent           Percent
                      Carrying   of     Carrying   of     Carrying   of     Carrying   of     Carrying   of
                       Value    Total    Value    Total    Value    Total    Value    Total    Value    Total
                      -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
                                                         (Dollars in thousands)
MBSs(1):
  CMOs and REMICS -
    Agency-backed(2)  $117,969  27.96%  $220,284  34.97%  $111,076  21.11%  $101,245  22.46%  $ 47,348  13.12%
  CMOs and REMICS -
    Non-agency(2)       94,877  22.48     69,109  10.97     65,984  12.54     59,370  13.17     12,261   3.40
  FHLMC                 97,953  23.21    172,770  27.43    183,874  34.94    166,876  37.01    222,073  61.56
  FNMA                 110,182  26.12    153,793  24.42    165,314  31.41    123,376  27.36     79,102  21.92
  GNMA                     983   0.23     13,933   2.21       -       -         -       -         -       -
                       ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Net MBSs              $421,964 100.00%  $629,889 100.00%  $526,248 100.00%  $450,867 100.00%  $360,784 100.00%
                       ======= ======    ======= ======    ======= ======    ======= ======    ======= ======

(1) Includes MBSs available for sale of $224.0 million, $439.2 million, $31.1 million, $38.2 million and $94.2 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.
Effective January 1, 1994, the Company's MBSs available for sale are carried at estimated fair value with the resultant net unrealized gain or loss reflected as a separate component of stockholders' equity, net of related income taxes. Prior to the adoption of SFAS No. 115, the Company carried MBSs held for sale at the lower of amortized cost or estimated fair value.

(2) Included in total MBSs are CMOs and REMICs, which, at December 31, 1996, had a gross carrying value of $212.8 million. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or MBSs is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. The Bank has in recent periods increased its investment in REMICs and CMOs because these securities generally exhibit a more predicable cash flow than mortgage pass-through securities. The Bank's policy is to limit its purchases of REMICs to non high-risk securities as defined by the OTS.

The following tables set forth certain information regarding the carrying and market values and percentage of total carrying values of the Bank's mortgage-backed and related securities portfolio.

                                                         At December 31,
                                     1996                       1995                      1994
                                    ------                     ------                    ------
                          Carrying  % of    Market   Carrying  % of    Market   Carrying  % of    Market
                           Value    Total   Value     Value    Total   Value     Value    Total   Value
                          --------  -----   ------   --------  -----   ------   --------  -----   ------
                                                      (Dollars in thousands)
Held to maturity:
MBSs:
   FHLMC                  $ 39,889   9.45% $ 39,594  $ 41,222   6.54% $ 41,352  $162,607  30.90% $157,082
   FNMA                     71,460  16.94    69,914    78,995  12.54    78,114   165,314  31.41   154,008
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total MBSs                 111,349  26.39   109,508   120,217  19.09   119,466   327,921  62.31   311,090
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Mortgage-related securities:
  CMOs and REMICS-Agency
     backed                 24,449   5.79    24,142    22,969   3.65    22,476   101,206  19.23    94,710
  CMOs and REMICS-
     Non-agency             62,142  14.73    62,032    47,528   7.55    47,609    65,984  12.54    61,100
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-related
  securities                86,591  20.52    86,174    70,497  11.20    70,085   167,190  31.77   155,810
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed and
  related securities
  held to maturity         197,940  46.91   195,682   190,714  30.29   189,551   495,111  94.08   466,900
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Available for sale:
MBSs:
   GNMA                        983   0.23       983    13,933   2.21    13,933      -       -        -
   FHLMC                    58,064  13.76    58,064   131,548  20.88   131,548    21,267   4.04    21,267
   FNMA                     38,722   9.18    38,722    74,798  11.87    74,798      -       -        -
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total MBSs                  97,769  23.17    97,769   220,279  34.96   220,279    21,267   4.04    21,267
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Mortgage-related securities:
  CMOs and REMICs-Agency
    backed                  93,520  22.16    93,520   197,315  31.32   197,315     9,870   1.88     9,870
  CMOs and REMICs-
    Non-agency              32,735   7.76    32,735    21,581   3.43    21,581      -       -        -
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-related
  securities               126,255  29.92   126,255   218,896  34.75   218,896     9,870   1.88     9,870
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total available for sale
  securities               224,024  53.09   224,024   439,175  69.71   439,175    31,137   5.92    31,137
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed and
  related securities      $421,964 100.00% $419,706  $629,889 100.00% $628,726  $526,248 100.00% $498,037
                           ======= ======   =======   ======= ======   =======   ======= ======   =======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed and related securities at December
31, 1996.

                                                                        At December 31, 1996
                                     Over One to      Over Five to                                Mortgage-Backed
                One Year or Less     Five Years        Ten Years       Over Ten Years       and Related Securities Totals
                ----------------     -----------      ------------     --------------       -----------------------------
                                                                                        Average
                         Weighted          Weighted          Weighted          Weighted Remaining          Estimated Weighted
                Carrying Average  Carrying Average  Carrying Average  Carrying Average  Years to  Carrying  Market   Average
                 Value    Yield    Value    Yield    Value    Yield    Value    Yield   Maturity   Value    Value     Yield
                -------- -------- -------- -------- -------- -------- -------- -------- --------- -------- --------- --------
                                                           (Dollars in thousands)
Held to maturity:
 FNMA           $  -        -  %  $ 5,131    7.29%   $ 9,793   5.75%   $56,536   6.45%     15.2   $71,460   $69,914   6.41%
 FHLMC            6,405    6.93     2,013    7.00      7,232   6.30     24,239   6.77      14.4    39,889    39,594   6.72
 CMOs and Remics     37    6.87     4,339    5.69       -       -       82,215   6.72      22.9    86,591    86,174   6.67
                 ------    ----    ------    ----     ------   ----    -------   ----      ----   -------   -------   ----
Total mortgage-
  backed and
  related
  securities held
  to maturity     6,442    6.93    11,483    6.63     17,025   5.98    162,990   6.63      18.4   197,940   195,682   6.58
                 ------    ----    ------    ----     ------   ----    -------   ----      ----   -------   -------   ----

Available for sale:
 FNMA              -        -        -        -         -       -       38,722   6.98      25.3    38,722    38,722   6.98
 FHLMC             -        -         329    5.47      3,588   7.12     54,147   7.85      23.8    58,064    58,064   7.79
 GNMA              -        -        -        -         -       -          983   7.85      27.3       983       983   7.85
 CMOs and Remics   -        -        -        -         -       -      126,255   6.69      25.0   126,255   126,255   6.69
                 ------    ----    ------    ----     ------   ----    -------   ----      ----   -------   -------   ----
Total mortgage-
  backed and
  related
  securities
  available
  for sale         -        -         329    5.47      3,588   7.12    220,107   7.03      24.8   224,024   224,024   7.03
                 ------    ----   -------    ----    -------   ----    -------   ----      ----   -------   -------   ----
Total mortgage-
  backed and
  related
  securities    $ 6,442    6.93%  $11,812    6.60%   $20,613   6.18%  $383,097   6.86%     21.8  $421,964  $419,706   6.82%
                 ======    ====    ======    ====     ======   ====    =======   ====      ====   =======   =======   ====

The following table shows the carrying value, maturity or period to repricing of the Company's mortgage-backed and related securities portfolio at December 31, 1996.

                                           At December 31, 1996
                                                                 Total
                                                                Mortgage
                                                Fixed            Backed
                        Fixed Rate     ARM      Rate    ARM    and Related
                           MBSs        MBSs     CMOs    CMOs  Securities(1)
                        ----------  ----------  -----   ----   -----------
                                        (In thousands)
Amounts due:
 Within one year         $  6,402    74,843        37   98,193   179,475
                          -------   -------    ------  -------   -------
After one year:
 One to three years         7,141       814      -        -        7,955
 Three to five years          307       -       4,333     -        4,640
 Five to 10 years          20,505       -        -        -       20,505
 10 to 20 years            68,888       -      30,880     -       99,768
 Over 20 years             27,487       -      80,924     -      108,411
                          -------   -------   -------  -------   -------
Total due or repricing
  after one year          124,328       814   116,137     -      241,279
                          -------   -------   -------  -------   -------
Total                     130,730    75,657   116,174   98,193   420,754
Adjusted for:
  Unamortized yield
    adjustment                675       329    (1,591)     757       170
  Unrealized gain/loss        285     1,442      (528)    (159)    1,040
                          -------   -------   -------  -------   -------
Total mortgage-backed and
  related securities     $131,690    77,428   114,055   98,791   421,964
                          =======   =======   =======  =======   =======

At December 31, 1996, the weighted average contractual maturity of the Bank's mortgage-backed and related securities portfolio was 21.8 years.

(1) Includes $224.0 million of mortgage-backed and related securities available for sale at December 31, 1996, carried at fair value.

The following table sets forth the carrying value and the activity in the Company's mortgage-backed and related securities portfolio during the periods indicated.

                                For the Years Ended December 31,
                                   1996       1995       1994
                                  ------     ------     ------
                                            (In thousands)
Mortgage-backed and related
   securities:
At beginning of period            $629,889   $526,248   $450,867
 MBSs purchased                     41,647     68,990    145,468
 MBSs sold                        (101,604)      -       (51,888)
 CMOs and Remics purchased         158,654    123,835     95,831
 CMOs and Remics sold             (205,760)   (17,465)    (4,909)
 Amortization and repayments       (97,969)   (78,086)  (106,753)
Change in unrealized gain (loss)    (2,893)     6,367     (2,368)
                                  --------    -------    -------
 Balance of mortgage-backed and
   related securities at end
   of period (1)                  $421,964   $629,889   $526,248
                                   =======    =======    =======

(1) Includes $224.0 million, $439.2 million and $31.1 million of mortgage-backed and related securities available for sale at December 31, 1996, 1995 and 1994, respectively, carried at fair value.

Effective February 10, 1992, the OTS adopted the Federal Financial Institutions Examination Council "Statement of Policy on Securities Activities" through its Thrift Bulletin 52 ("Bulletin"). The Bulletin requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and sets forth certain factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to hold such investments. The Bulletin also establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities that must be reported in a "trading" or "available for sale" account. Purchases of high-risk mortgage securities prior to the effective date of the Bulletin generally will be reviewed in accordance with previously-existing OTS supervisory policies. The Bank believes that it currently holds and reports its securities and loans in a manner consistent with the Bulletin.

The Asset/Liability Committee determines when to make substantial changes in the MBS portfolio. During 1994, the Bank purchased $145.6 million of adjustable rate MBSs which repriced upward due to an increase in rates during 1995. In 1995, the Company purchased $192.8 million of MBSs, of which $160.8 million were adjustable-rate which are expected to help protect the net interest margin during periods of rising interest rates as was experienced during the second half of 1996. The Company completed a $75.0 million leverage transaction in the second quarter of 1995 which utilized short-term borrowings to purchase floating rate, prime-based CMOs. In 1996, the Company purchased $199.5 million of MBSs, of which $49.3 million were adjustable-rate and $150.2 million were fixed-rate primarily to supplement weak loan demand in the first half of 1996. Total adjustable rate securities as a percentage of total MBSs was 46% at December 31, 1995 compared to 42% at December 31, 1996. At December 31, 1996, $327.1 million, or 77.5% of the Bank's MBS portfolio, was directly insured or guaranteed by the FNMA, FHLMC or GNMA. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. The GNMA MBSs provide a guarantee to the holder of timely payments of principal and interest and is backed by the full faith and credit of the U.S. government. The privately-issued CMOs and REMICs contained in the Bank's held to maturity portfolio and available for sale portfolio totalling $94.9 million, or 22.5% of MBSs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are rated AAA by one or more of the nationally recognized securities rating agencies. These securities are subject to certain credit-related risks normally not associated with U.S. Government and agency MBSs. Among such risks is the limited loss protection generally provided by the various forms of credit enhancements as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the credit-worthiness of the enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to the purchaser of a whole loan pool.
Management believes that the credit enhancements are adequate to protect the Bank from losses, and therefore the Bank has not provided an allowance for losses on its privately issued MBSs.

MBSs generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. The MBS portfolio had a weighted average yield of 6.90% at December 31, 1996. In addition, MBSs are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, MBSs issued or guaranteed by FNMA and FHLMC and certain AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and MBSs issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

While MBSs carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. In contrast to MBSs in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or MBSs underlying REMICs or CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs or CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral or other tranches.

                    SOURCES OF FUNDS

GENERAL. Deposits, loan, mortgage-backed and debt securities repayments, retained earnings and, to a lesser extent, Federal Home Loan Bank ("FHLB") advances are the primary source of the Company's and the Bank's funds for use in lending, investing and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook, NOW, checking, money market and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.

During 1996, the Bank implemented its supermarket banking program. In May, the Bank opened its first supermarket branch in an Edwards Super Food Store in Medford, Long Island. During July, the Bank opened its second supermarket branch in a ShopRite store in Uniondale, Long Island. During September, the Bank and Pathmark Stores, Inc. entered into an agreement to open approximately 44 full-service bank branches in Pathmark supermarkets throughout New York City, Long Island, Westchester and Rockland counties by early 1998. The cost of opening a supermarket branch is approximately one-fifth the cost of a traditional branch, and in the typical store the branch is visible to approximately 20,000 people each week. The Bank believes that supermarket branching is a cost-effective way to extend its franchise and put its sales force in touch with a significant number of prospective customers. During the fourth quarter of 1996, two additional supermarket locations opened, one at an Edwards Super Food Store in West Babylon, Long Island and one at a Pathmark Store in Brooklyn, New York. The branches will be open seven days a week and will provide a broad range of traditional banking services, as well as the full package of financial services offered by CIS, Inc.

The Bank's deposits are obtained primarily from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. During 1996, the Bank continued to offer competitive rates without jeopardizing the value of existing core deposits. During 1996, the Bank continued to experience a transfer of deposits from passbook accounts into certificates of deposit. Certificates of deposit increased from 49.2% of deposits at December 31, 1995 to 52.8% of deposits at December 31, 1996. The Company has been able to maintain a substantial level of core deposits which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost long-term funding base. At December 31, 1996 core deposits represented 47.2% of deposits compared to 50.8% of deposits at December 31, 1995. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as these locations continue to grow and mature.

The following table presents the deposit activity of the Bank for the periods indicated.

                                            Years Ended December 31,
                                1996       1995       1994       1993       1992
                               ------     ------     ------     ------     ------
                                                (In thousands)
Deposits                     $2,441,295  2,055,132  1,810,714  1,671,964  1,508,024
Withdrawals                   2,428,315  2,041,495  1,816,309  1,682,613  1,584,433
                              ---------  ---------  ---------  ---------  ---------
Net deposits (withdrawals)       12,980     13,637     (5,595)   (10,649)   (76,409)
Deposits acquired                  -        17,024       -          -          -
Interest credited on deposits    41,362     39,623     31,997     33,691     41,270
                              ---------  ---------  ---------  ---------  ---------
Total increase (decrease)
  in deposits                $   54,342     70,284     26,402     23,042    (35,139)
                              =========  =========  =========  =========  =========

Time deposits by maturity at December 31, 1996 over $100,000 are as follows:

           Maturity Period                        Amount
           ---------------                        ------
                                              (In thousands)
           Six months or less                    $21,703
           Over six through 12 months             10,950
           Over 12 months                          9,038
                                                  ------
                Total                            $41,691
                                                  ======

The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average nominal interest rates for each category of deposits presented.

                                                          Years Ended December 31,
                                           1996                     1995                     1994
                                          ------                   ------                   ------
                                         Percent Weighted         Percent Weighted         Percent Weighted
                                            of   Average             of   Average            of   Average
                                 Average  Total  Nominal  Average  Total  Nominal  Average  Total  Nominal
                                 Balance Deposits Rate    Balance Deposits Rate    Balance Deposits Rate
                                 ------- -------- ------  ------- -------- ------  ------- -------- ------
                                                          (Dollars in thousands)
Passbook accounts               $373,337  33.46%  2.49%   $405,932  38.60%  2.49%  $499,326  50.63%  2.49%
Interest earning checking         99,089   8.88   0.90      84,544   8.04    .98     84,643   8.58   1.04
Non-interest earning accounts     12,336   1.11    -        11,698   1.11    -        4,534    .46    -
                                 -------  -----   ----     -------  -----  -----    -------  -----  -----
Total passbook and checking
   accounts                      484,762  43.45   2.13     502,174  47.75   2.21    588,502  59.67   2.27
                                 -------  -----   ----     -------  -----  -----    -------  -----  -----
Money market accounts             58,108   5.21   3.32      45,472   4.32   3.49     30,502   3.09   2.47
                                 -------  -----   ----     -------  -----  -----    -------  -----  -----
Certificate accounts:
  91 days                          7,783   0.70   3.92      11,125   1.06   4.61      8,859    .90   3.20
  6 months                        85,768   7.69   5.12      75,616   7.19   5.47     70,942   7.19   3.96
  7 months                         2,228    .20   2.99       3,894    .37   2.94      8,219    .83   2.95
  One year                       203,259  18.22   5.51     166,956  15.88   5.91     77,790   7.89   4.17
  13 months                       11,036   0.99   5.12       5,784    .55   3.60      8,708    .88   3.38
  18 months                       23,407   2.10   5.98      40,453   3.85   6.03     10,477   1.06   4.99
  2 to 4 years                   131,931  11.82   5.87      88,054   8.37   5.66     72,882   7.39   4.89
  Five years                     101,690   9.11   6.30     106,366  10.11   6.40    103,278  10.48   6.40
  7 to 10 years                    5,666   0.51   6.28       5,742    .55   6.25      6,152    .62   6.22
                               --------- ------   ----    -------- ------   ----    ------- ------   ----
Total certificates               572,768  51.34   5.66     503,990  47.93   5.84    367,307  37.24   4.86
                               --------- ------   ----   --------- ------   ----    ------- ------   ----
Total deposits                $1,115,638 100.00%  4.00% $1,051,636 100.00%  4.00%  $986,312 100.00%  3.24%
                               ========= ======   ====   ========= ======   ====    ======= ======   ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1996, 1995 and 1994 and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                                Period of Maturity from December 31, 1996
                                                 Within   One to  Two to  Over
                            At December 31,       One      Two    Three   Three
                        1996     1995     1994    Year    Years   Years   Years    Total
                       ------   ------   ------  ------   ------  ------  -----   -------
                                                      (In thousands)
Certificate accounts:
  3.99% or less      $ 10,396   10,425   50,373    9,940      46      38     372   10,396
  4.00% to 4.99%       18,545   55,732   89,735   15,064   1,874   1,378     229   18,545
  5.00% to 5.99%      456,789  267,113  143,698  380,083  63,515   3,489   9,702  456,789
  6.00% to 6.99%      104,732  175,183  134,733   38,221  48,588   8,389   9,534  104,732
  7.00% to 7.99%       10,637   24,557   16,515    2,862   2,959     529   4,287   10,637
  8.00% to 8.99%         -        -       2,835     -       -       -       -        -
                      -------  -------  -------  -------  ------  ------  ------  -------
     Total           $601,099  533,010  437,889  446,170 116,982  13,823  24,124  601,099
                      =======  =======  =======  =======  ======  ======  ======  =======

                        BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank has from time to time utilized borrowings as an alternative or less costly source of funds. The Bank's primary source of borrowing is advances from the FHLB-NY. These advances are collateralized by the capital stock of the FHLB-NY held by the Bank and certain of the Bank's MBSs. See "Regulation and Supervision-Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 1996, the Bank had $178.4 million of advances outstanding from the FHLB-NY.

In addition, the Bank may, from time to time, enter into sales of securities under agreements, generally for up to 30 days, to repurchase ("reverse repurchase agreements") with nationally recognized investment banking firms. Reverse repurchase agreements are accounted for as borrowings by the Bank and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs of the Bank. At December 31, 1996, the Bank had $142.9 million of reverse repurchase agreements outstanding.

The Bank had additional borrowings outstanding in the form of a CMO, which was issued by the Bank's subsidiary, CFSB Funding.
The CMO is secured by MBSs that are held by an unaffiliated commercial bank as trustee. The original issuance aggregated $91.7 million, and the Bank received cash of $86.7 million. The outstanding aggregate balance of the CMO at December 31, 1996 was $3.0 million and the book value of the MBSs collateralizing the CMO was $12.2 million. The CMO was originally issued in four tranches, the fourth being a zero coupon tranche. The first three tranches have been paid out and principal and interest payments are now being received by holders of the fourth tranche. The original maturity of the bond issue was structured over 30 years. The estimated remaining life of the CMO as of December 31, 1996 was one year. The funds derived from the issuance of the CMO were used to purchase investment securities.

The Bank has an ESOP loan from an unrelated third party lender with an outstanding balance of $2.1 million and an interest rate of 7.91% at December 31, 1996. See Note 11 of Notes to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Stockholders on page 45 which is incorporated herein by reference. The loan, as amended on December 29, 1995, is payable in thirty-two equal quarterly installments beginning December 1995 through September 2003. The loan bears interest at a floating rate based on the federal funds rate plus 250 basis points.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                At or For the Years Ended December 31,
                                         1996      1995      1994
                                        ------    ------    ------
                                          (Dollars in thousands)
FHLB-NY advances:
  Average balance outstanding          $152,005  $ 95,775  $ 83,147
  Maximum amount outstanding at any
    month-end during the period         195,000   134,175   110,775
  Balance outstanding at end of period  178,450   134,175    86,000
  Weighted average interest rate
    during the period                     5.54%     5.59%     4.55%
  Weighted average interest rate
    at end of period                      4.72%     4.21%     5.05%
Securities Sold under Agreements to
  Repurchase:
  Average balance outstanding          $128,677  $ 94,375  $ 47,581
  Maximum amount outstanding at any
    month-end during the period         142,906   150,249    67,538
  Balance outstanding at end of period  142,906   126,032    23,003
  Weighted average interest rate
    during the period                     5.65%     5.98%     4.45%
  Weighted average interest rate
    at end of period                      5.09%     4.47%     6.27%
Other Borrowings (1):
  Average balance outstanding          $  7,667  $ 13,293  $ 20,775
  Maximum amount outstanding at any
    month-end during the period          10,725    16,162    27,135
  Balance outstanding at end of period    5,077    10,376    16,078
  Weighted average interest rate
    during the period                     6.38%     5.49%     6.92%
  Weighted average interest rate
    at end of period                      9.63%     7.03%     8.86%
Total Borrowings:
  Average balance outstanding          $288,349  $203,443  $151,503
  Maximum amount outstanding at any
    month-end during the period         348,631   270,583   199,213
  Balance outstanding at end of period  326,433   270,583   125,081
  Weighted average interest rate
    during the period                     5.84%     6.50%     5.64%
  Weighted average interest rate
    at end of period                      5.11%     4.83%     5.82%

(1)  Includes the CMO and ESOP loan.

                 SUBSIDIARY ACTIVITIES

COLUMBIA RESOURCES CORP. Columbia Resources is a wholly owned subsidiary of the Bank and was formed in 1984 for the sole purpose of acting as a conduit for a partnership to acquire and develop a parcel of property in New York City. Columbia Resources acquired the property, but never developed it. The property was later sold. During 1996, two REO commercial properties totalling $524,000 were transferred from the Bank to Columbia Resources to limit exposure to the Bank from unknown creditors. By December 31, 1996 the properties were written down to a combined value of $440,000.

CFSB FUNDING CORP. CFSB Funding is a limited purpose wholly owned finance subsidiary of the Bank that was established in 1986 for the issuance and sale of a CMO collateralized by FHLMC Participation Certificates. The Bank transferred to CFSB Funding FHLMC Participation Certificates having a market value of $91.2 million and $10,000 in cash. See "Borrowings." Upon repayment of the CMO bond, CFSB Funding will have served its limited purpose as a finance subsidiary of the Bank.

COLUMBIA INVESTMENT SERVICES, INC. ("CIS") CIS is a wholly owned subsidiary of the Bank organized in 1989 that is engaged in the sale of tax deferred annuities, securities brokerage activities and insurance. CIS participates with MDS/Bankmark, which is registered as a broker-dealer with the SEC and state securities regulatory authorities. All employees of CIS engaged in securities brokerage activities are dual employees of MDS/Bankmark. Products offered through MDS/Bankmark include debt and equity securities, mutual funds, unit investment trusts and fixed and variable annuities. Fixed annuities, life and health insurance, and long term nursing care products are offered through CIS; a licensed general agent with the New York State Department of Insurance. In January 1997, CIS changed its broker/dealer relationship from MDS to BHC Securities, Inc. Management believes that BHC will enhance CIS's distribution of investment products by providing superior technology support, and the ability to offer enhanced product lines.

HAVEN CAPITAL TRUST I. On February 12, 1997, Haven Capital Trust I, a statutory business trust fund formed under the laws of the State of Delaware issued $25 million of 10.46% capital securities. See Note 17 of Notes to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Stockholders on page 53 which is incorporated herein by reference.

                        PERSONNEL

As of December 31, 1996, the Bank had 346 full-time employees and 60 part-time employees. Even though the employees are not represented by a collective bargaining unit, the Bank considers its relationship with its employees to be good.

                REGULATION AND SUPERVISION

GENERAL
The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations.

Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings associations set forth herein do not purport to be complete descriptions of such statutes and regulations and their effects on the Bank.

            FEDERAL SAVINGS INSTITUTION REGULATION
Business Activities. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans, consumer loans, are limited to a specified percentage of the institutions's capital or assets.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank's unimpaired capital and surplus was $108.2 million and its limit on loans to one borrower was $16.2 million. At December 31, 1996, the Bank's largest aggregate amount of loans to one borrower had an aggregate balance of $8.2 million.

QTL Test. The HOLA requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1996, the Bank maintained 83.1% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in each of the prior 12 months. Therefore, the Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. During 1996, the Bank paid dividends of $2.0 million to the Holding Company.

The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a saving and loan holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by an association that is held by a savings and loan holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations. See "-Prompt Corrective Regulatory Action."

Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable deposit accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity and short-term liquidity ratios for December 31, 1996 were 14.99% and 2.80%, respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the years ended December 31, 1995 and 1996, totalled $241,000 and $262,000, respectively.

Branching. OTS regulations permit federally chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit underwriting standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to its executive officers, directors and 10% shareholders, as well as to entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require that such loans to be made on terms and conditions, including credit underwriting standards, substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires that certain board approval procedures be followed. HOLA and the OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including controlling stockholders, and any stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $5,000 per day for less serious violations, and up to $1 million per day in more egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The OTS and the federal banking agencies have adopted a final rule and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans, when such plans are required.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (also called "Tier 1" capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "- Prompt Corrective Regulatory Action."

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has not implemented the regulatory requirement for savings associations to deduct an interest-rate risk component in calculating their risk-based capital. If the Bank had been subject to an interest rate risk capital component as of December 31, 1996, there would have been no material effect on the Bank's risk-weighted capital.

At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis. A chart which sets forth the Bank's compliance with its capital requirements appears in Note 13 to Notes to Consolidated
Financial Statements in the Registrant's 1996 Annual Report to
Stockholders on page 49, and is incorporated herein by reference.

            PROMPT CORRECTIVE REGULATORY ACTION
Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8.0% or either a leverage ratio or a Tier 1 risk-based capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "under-capitalized", "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth,and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

                INSURANCE OF DEPOSIT ACCOUNTS
The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

On September 30, 1996, as part of the omnibus appropriations bill, Congress passed and President Clinton signed the Deposit Insurance Funds Act of 1996 ("Act"). The Act significantly reduced and should eventually end the premium disparity that has existed between banks insured by the BIF and thrifts insured by the SAIF. The Act required SAIF-insured institutions to pay a special one-time assessment to recapitalize the SAIF. The Bank's special one-time insurance assessment amounted to $6.8 million. As a result of the special assessment, the SAIF was capitalized at the required Designated Reserve Ratio (DDR) of 1.25% of estimated insured deposits. Section 7 of the Federal Deposit Insurance Act, as amended by the Funds Act, requires the FDIC to set assessments in order to maintain the target DDR. The Board has, therefore, lowered the rates on deposit insurance assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The Board has established a process, similar to that which has applied to the Bank Insurance Fund (BIF), for adjusting the rate schedules for both the SAIF and the BIF within a limited range without notice and comment to maintain each of the fund balances at the target DDR. Effective with the semi-annual period beginning on January 1, 1997, the rates of assessments for both BIF-assessable and SAIF-assessable deposits were the same, ranging from 0 to 27 basis points.

The Funds Act also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to any amount paid for deposit insurance pursuant to the FDIC's risk-related assessment rate schedules. However, between October 1, 1996, and January 1, 1997, the amount required by the FICO was deducted from the amounts the FDIC was authorized to assess SAIF-member savings associations, and must not be assessed against Sasser and BIF-member Oakar institutions. FICO assessment rates for the first semi-annual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and
6.48 basis points annually for SAIF-assessable deposits. (These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.) Beginning January 1, 2000, or the date at which no thrift institution continues to exist, BIF-insured institutions will be required to pay their full pro-rate share of FICO payments. The Bank's annual assessment rate for the first three quarters of 1996 was 23 basis points and was 18 basis points for the last quarter of 1996.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System
The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1996 of $9.9 million. FHLB advances must be secured by specified types of collateral, and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1996, 1995 and 1994, dividends from the FHLB to the Bank amounted to $571,000, $496,000 and $545,000, respectively. If dividends were reduced or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.
Further, there can be no assurance that the impact of recent legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System
The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $49.3 million, the reserve requirement is $1.5 million plus 10%

(subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

                 HOLDING COMPANY REGULATION
The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to be registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "- Federal Savings Institution Regulation - QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Legislation has been proposed in the past to restrict the activities of unitary savings and loan holding companies to those permissible for multiple savings and loan holding companies. See "Legislative Developments".

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; and from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

                  LEGISLATIVE DEVELOPMENTS
The 1996 Funds Act requires the Secretary of the Treasury to conduct a study of the relevant factors with respect to the development of a common charter for all insured depository institutions and to the abolition of separate charters for banks and thrifts, and the Secretary of the Treasury is to report his conclusions and findings to the Congress on or before March 31, 1997. Proposals to eliminate the thrift charter are included in two bills that have been introduced in Congress to remove statutory restrictions on the operations and activities of financial institutions, including proposed amendments to eliminate the federal thrift charter. One bill would require a federal thrift to convert to a bank charter and the other bill would give the federal thrift the option to convert to a national or state chartered bank or to a state savings and loan association. Existing thrift holding companies, such as the Company, would be grandfathered and continue to be able to engage in the same activities as were permissible for it before the enactment of the new law. Other proposed statutory changes would permit (a) depository institutions to engage in a wider range of securities and insurance activities and (b) affiliations between depository institutions and insurance, securities and other financial companies. The outcome of these efforts to eliminate the thrift charter and to change the regulation of depository institutions and their holding companies is uncertain.
Therefore, the Company is unable to determine the extent to which any such legislation, if enacted, would affect the Company's business.

                  FEDERAL SECURITIES LAWS
The Company's Common Stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act").  The

Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Shares acquired through the Company's option plans have been registered under the Securities Act and, therefore, are not subject to resale restrictions. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                   FEDERAL AND STATE TAXATION

FEDERAL TAXATION

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank and the Company have not been audited by the Internal Revenue Service during the last five fiscal years.

The Company and its subsidiaries file a consolidated Federal income tax return on a calendar-year basis. Under Section 593 of the Internal Revenue Code of 1986, as amended ("Code"), prior to January 1, 1996 thrift institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts. Such thrift institutions were also permitted to make annual additions to the reserve, to be deducted in arriving at their taxable income within specified limitations. The Bank's deduction was computed using an amount based on the Bank's actual loss experience ("experience method"), or a percentage equal to 8% of the Bank's taxable income ("PTI method"). Similar deductions for additions to the Bank's bad debt reserve were also permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method was 32% rather than 8%.

Under the Small Business Job Protection Act of 1996 ("1996 Act"), signed into law in August 1996, the special rules for bad debt reserves of thrift institutions no longer apply and the Bank will be unable to make additions to the tax bad debt reserves but will be permitted to deduct bad debts as they occur. Additionally, under the 1996 Act, the Bank will be required to recapture (that is, include in taxable income) the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 ("base year"). The Bank's federal tax bad debt reserves at December 31, 1995 exceeded its base year reserves by $2.7 million which will be recaptured into taxable income ratably over a six year period. This recapture will be suspended for 1997 since the Bank satisfies the residential loan requirement. A taxpayer meets the residential loan requirement if the principal amount of residential loans made by the taxpayer during the year is not less than its base amount. The "base amount" means the average of the principal amounts of the residential loans made by the taxpayer during the six most recent tax years beginning before January 1, 1996. The base year reserves will be subject to recapture, and the Bank could be required to recognize a tax liability, if (i) the Bank fails to qualify as a "bank" for Federal income tax purposes;
(ii) certain distributions are made with respect to the stock of the Bank (see "Distributions"); (iii) the Bank uses the bad debt reserves for any purpose other than to absorb bad debt losses; and (iv) there is a change in Federal tax law. Management is not aware of the occurrence of any such event.

Distributions. To the extent that the Bank makes "non-dividend distributions" to stockholders, such distributions will be considered as made from the Bank's base year reserve to the extent thereof, and then from the supplemental reserve for losses on loans and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves.

The amount of additional taxable income created from a non-dividend distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution, approximately one and one-half times the amount so used would be includable in the Bank's gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation and Supervision" and "Dividend Policy" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Corporate Alternative Minimum Tax.  The Internal Revenue
Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, pending legislative proposals would retroactively reinstate an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank was subject to an environmental tax liability for tax year ended December 31, 1992, which was not material.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted. Under pending legislative proposals, the 70% dividends received deduction would be reduced to 50%.

STATE AND LOCAL TAXATION

New York State and New York City Taxation. The Bank and the Company are subject to New York State and City franchise taxes on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The Company's annual tax liability for each year is the greatest of a tax on allocated entire net income; allocated alternative entire net income; allocated assets to New York State and/or New York City; or a minimum tax. Operating losses cannot be carried back or carried forward for New York State or New York City tax purposes. The Bank is also subject to a surcharge (at the rate of 2.5% of the New York State Franchise Tax for calendar 1996) on its New York State tax and the 17% Metropolitan Commuter District Surcharge on its New York State tax after the deduction of credits.

In response to the 1996 Act, the New York State and New York City tax laws have been amended to prevent the recapture of existing tax bad debt reserves and to allow for the continued use of the PTI method to determine the bad debt deduction in computing New York State tax liability.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES

The Bank conducts its business through nine full-service banking and nine supermarket banking facilities (five of which were opened during the first quarter of 1997) located in the New York City Boroughs of Queens and Brooklyn and in Nassau and Suffolk counties, New York. The Bank also maintains an office for data processing and other property for possible future expansion. The total net book value of the Bank's premises and equipment was $8.8 million at December 31, 1996, which included four supermarket branches. During 1996, the Bank opened four supermarket branches and announced plans to open approximately 44 full-service branches in Pathmark supermarkets throughout New York City, Long Island, Westchester and Rockland counties. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                           Net Book Value
                                                                           of Property or
                                                                              Leasehold
                                                                            Improvements
                                         Leased or Leased or Date of Lease at December 31,
     Location                Description   Owned   Acquired  Expiration(1)       1996
     --------                ----------- --------- --------- ------------- ---------------
93-22/93-30 & 94-09/         Main Office   Owned     1957         -          $2,806
 94-13 Jamaica Avenue          Complex
 & 87-14/86-35 94th St.
Woodhaven, NY 11421
Forest Parkway               Branch      Owned     1979         -             344
80-35 Jamaica Avenue
Woodhaven, NY 11421
Howard Beach                 Branch      Owned     1971         -             879
82-10 153rd Avenue
Howard Beach, NY 11414
Ozone Park                   Branch      Owned     1976         -             579
98-16 101st Avenue
Ozone Park, NY 11416
Bellerose (2)                Branch      Leased    1973        2003           152
244-19 Braddock Avenue
Bellerose, NY 11426
Forest Hills                 Branch      Leased    1959        1999            51
106-17 Continental Ave.
Forest Hills, NY 11375
Snug Harbor                  Branch      Leased    1977        2001           459
343 Merrick Road
Amityville, NY 11701
Clock Tower(3)               Branch      Leased    1985        2000           303
91-20 Atlantic Avenue
Ozone Park, NY 11417
Rockaway Beach               Branch      Leased    1996        1998            42
104-08 Rockaway Beach Blvd.
Rockaway Beach, NY 11693
Medford (Edwards Super       Branch      Leased    1996        2001           216
  Food Stores)
700-60 Patchogue-Yaphank Road
Medford, NY 11763
Uniondale (ShopRite          Branch      Leased    1996        2001           243
  Supermarket)
1121 Jerusalem Avenue
Uniondale, NY 11553
Mineola                      Office      Leased    1996        1998             6
242 & 250 Old Country Road
Mineola, NY 11501
Bayshore (Edwards Super      Branch      Leased    1996        2001           340
  Food Stores)
533 Montauk Highway
Bayshore, NY 11708
Atlantic Terminal (Pathmark  Branch      Leased    1996        2001           267
  Supermarket)
625 Atlantic Avenue
Brooklyn, NY 11217

(1) Rent expense for the year ended December 31, 1996 was $404,000.

(2) Includes land that is adjacent to the branch office that was acquired by the Bank in 1973.

(3) The Bank expects to close this branch in April 1997 and consolidate its operations in a branch located at a Pathmark
Supermarket, 92-10 Atlantic Avenue, Ozone Park, New York 11416 which opened in March 1997.

ITEM 3.  LEGAL PROCEEDINGS

On February 6, 1995, Nationar, the entity that provided check collection services for the Bank was seized by the Superintendent of Banks of the State of New York ("Superintendent"). Checks in process of collection for the Bank totalling $8.9 million were held by Nationar at the time it was seized. In April 1995, $3.9 million of these funds were remitted to the Bank. On June 27, 1996, the Bank received a partial payment of its claims against Nationar totalling $4,987,000, at which time $389,000 of a $430,000 reserve previously established was taken into income.
On November 20, 1996, the Supreme Court of the State of New York entered an order authorizing the Superintendent to pay a final payment to creditors of Nationar whose claims or accounts payable have been accepted by the Superintendent, reduced by any previous partial payments on such claims or account payable. The Bank received $33,000, which represents the final aggregate payment on the remaining claims totaling $54,000.

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At December 31, 1996, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12,900,000 in actual damages and an additional $12,900,000 of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

The Company is involved in various other legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock
Information" in the Registrant's 1996 Annual Report to
Stockholders on page 56, and is incorporated herein by reference.

Information relating to the payment of dividends by the Registrant appears in "Note 13 to Notes to Consolidated Financial

Statements" in the Registrant's Annual Report on page 48 and is incorporated herein by reference.

The Company initiated a quarterly cash dividend of $0.10 per share in the third quarter of 1995 paid on October 20, 1995. The following schedule summarizes the cash dividends paid for 1995 and 1996:

  Dividend Payment      Dividend Paid
        Date              Per Share          Record Date
  ----------------      -------------        -----------
  October 20, 1995          .10              October 2, 1995
  January 19, 1996          .10              January 2, 1996
  April 29, 1996            .10              April 8, 1996
  July 12, 1996             .15              June 27, 1996
  October 28, 1996          .15              October 7, 1996

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears in the Registrant's 1996
Annual Report to Stockholders on pages 12 and 13 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1996 Annual Report to
Stockholders on pages 14 through 26 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Haven Bancorp, Inc. and its subsidiaries, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1996 Annual Report to Stockholders on pages 27 through 54 and are incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 23, 1997, on pages 4 through 8.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997, on pages 8 through 20 (excluding the Report of the Compensation Committee on pages 11 through 13 and the Stock Performance Graph on page 14).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held on April 23, 1997, on pages 3 and 5 through 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 23, 1997, on pages 20 and 21.

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.

                                                            Pages
     Consolidated Statements of Financial Condition
     as of December 31, 1996 and 1995 ...................    27

     Consolidated Statements of Operations for the Years
     Ended December 31, 1996, 1995 and 1994 .............    28

     Consolidated Statements of Changes In Stockholders'
     Equity for the Three Years Ended December 31, 1996 .    29

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994 .............    30

     Notes to Consolidated Financial Statements ......... 31 - 53

     Independent Auditors' Report .......................    54

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits (filed herewith unless otherwise noted)
     (a) The following exhibits are filed as part of this report:
     3.1   Amended Certificate of Incorporation of Haven Bancorp,
           Inc.*
     3.2 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock**
     3.3   Bylaws of Haven Bancorp, Inc.*
     4.0   Rights Agreement between Haven Bancorp, Inc. and
           Chemical Bank**
     10.1 Employment Agreement between Haven Bancorp, Inc. and Philip S. Messina****
     10.2 (a) Form of Change in Control Agreement between Columbia Federal Savings Bank and certain executive officers, as amended****
     10.2 (b) Form of Change in Control Agreement between Haven Bancorp, Inc. and certain executive officers, as amended****
     10.3 Consultation Agreement between Haven Bancorp, Inc. and George S. Worgul***
     10.4 (a) Amended and Restated Columbia Federal Savings Bank Recognition and Retention Plans and Trusts for Officers and Employees***
     10.4 (b) Amended and Restated Recognition and Retention Plan and Trusts for Outside Directors***
     10.5  Haven Bancorp, Inc. 1993 Incentive Stock Option
           Plan***
     10.6  Haven Bancorp, Inc. 1993 Stock Option Plan for Outside
           Directors***
     10.7 Columbia Federal Savings Bank Employee Severance Compensation Plan, as amended****
     10.8 Columbia Federal Savings Bank Consultation and Retirement Plan for Non-Employee Directors***
     10.9  Form of Supplemental Executive Retirement Plan*
     10.10 Haven Bancorp, Inc. 1996 Stock Incentive Plan****
     11.0  Computation of earnings per share (filed herewith)
     13.0  1996 Annual Report to Stockholders (filed herewith)
     21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
     23.0  Consent of Independent Auditors (filed herewith)
     27.0  Financial Data Schedule (filed herewith)
     99 Proxy Statement for 1997 Annual Meeting (filed herewith)

________________

* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and any amendments thereto, filed on April 14, 1993, Registration No. 33-61048.

** Incorporated herein by reference into this document from the Exhibits to Form 8-K, Current Report, filed on January 30, 1996.

*** Incorporated herein by reference into this document from the Exhibits to Form 10-K for the year ended December 31, 1994, filed on March 30, 1995.

**** Incorporated herein by reference into this document from the Exhibits to Form 10-K for the year ended December 31, 1995, filed on March 29, 1996.


     (b)  Reports on Form 8-K.

          One report on Form 8-K was filed by the Company dated
September 25, 1996 relating to its agreement with Pathmark
Stores, Inc. No financial statements were filed as a part of such report.

                         SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HAVEN BANCORP, INC.


                                     By:  /s/ George S. Worgul
                                          --------------------
                                          George S. Worgul
Dated:  March 28, 1997                    Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


     Name                      Title                   Date

/s/ George S. Worgul       Chairman of the Board     March 28, 1997
--------------------------
George S. Worgul


/s/ Philip S. Messina      President and Chief       March 28, 1997
-------------------------- Executive Officer
Philip S. Messina


/s/ Robert L. Koop         Director                  March 28, 1997
--------------------------
Robert L. Koop


/s/ Robert M. Sprotte      Director                  March 28, 1997
--------------------------
Robert M. Sprotte


/s/ Joseph A. Ruggiere     Director                  March 28, 1997
--------------------------
Joseph A. Ruggiere






/s/ Michael J. Fitzpatrick Director                  March 28, 1997
--------------------------
Michael J. Fitzpatrick


/s/ William J. Jennings II Director                  March 28, 1997
--------------------------
William J. Jennings II


/s/ Michael J. Levine      Director                  March 28, 1997
--------------------------
Michael J. Levine


/s/ Catherine Califano     Senior Vice President and March 28, 1997
-------------------------- Chief Financial Officer
Catherine Califano


