Form 10-Q
period 1997-03-31
HAVEN BANCORP INC
filed 1997-05-14
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997         OR

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

There were 4,332,668 shares of the Registrant's common stock outstanding as of May 12, 1997.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of March 31, 1997 and December 31, 1996         3

         Consolidated Statements of Income for the
         Three Months ended March 31, 1997 and 1996         4

         Consolidated Statements of Changes in
         Stockholders' Equity for the Three Months
         ended March 31, 1997 and 1996                      5

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 1997 and 1996         6

         Notes to Consolidated Financial Statements      7-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  12-25

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                 25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                              25-26

Item 2.  Changes in Securities                             26

Item 3.  Defaults Upon Senior Securities                   26

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           26

Item 5.  Other Information                                 26

Item 6.  Exhibits and Reports on Form 8-K                  26

    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                       March 31,    December 31,
                                                                         1997          1996
                                                                       ---------    ------------
ASSETS
Cash and due from banks                                                $   31,858    $   28,848
Money market investments                                                    7,014         6,869
Securities available for sale (note 2)                                    435,600       370,105
Debt securities held to maturity (estimated fair value of $93,773
  and $96,324 in 1997 and 1996, respectively) (note 2)                     95,286        97,307
Federal Home Loan Bank of NY stock, at cost                                10,240         9,890
Mortgage-backed securities held to maturity (estimated fair value of
  $184,694 and $195,682 in 1997 and 1996, respectively) (note 2)          189,438       197,940
Loans:
  First mortgage loans                                                    876,068       793,556
  Cooperative apartment loans                                              20,632        19,936
  Other loans                                                              33,227        34,094
                                                                        ---------     ---------
     Total loans                                                          929,927       847,586
Less allowance for loan losses                                            (11,450)      (10,704)
                                                                        ---------     ---------
  Loans, net                                                              918,477       836,882
Premises and equipment, net                                                11,821         8,820
Accrued interest receivable                                                11,387        12,172
Other assets                                                               16,677        14,712
                                                                        ---------     ---------
     Total assets                                                      $1,727,798    $1,583,545
                                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                             $1,163,530    $1,137,788
  Borrowed funds (note 3)                                                 409,542       326,433
  Mortgagors' escrow balances                                               9,276         4,621
  Due to broker                                                            29,908         1,000
  Other liabilities                                                        15,388        14,319
                                                                        ---------     ---------
     Total liabilities                                                  1,627,644     1,484,161
                                                                        ---------     ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                           -             -
  Common stock, $.01 par value, 10,500,000 shares authorized,
    4,959,375 issued; 4,329,624 and 4,325,407 shares outstanding
    in 1997 and 1996, respectively                                             50            50
  Additional paid-in capital                                               49,063        48,844
  Retained earnings, substantially restricted                              67,743        65,092
  Unrealized loss on securities available for sale, net
    of tax effect                                                          (3,127)         (840)
  Treasury stock, at cost (629,751 and 633,968 shares in
    1997 and 1996, respectively)                                          (10,999)      (11,049)
  Unallocated common stock held by Bank's ESOP                             (1,772)       (1,854)
  Unearned common stock held by Bank's Recognition Plans and Trusts          (237)         (267)
  Unearned compensation                                                      (567)         (592
                                                                        ---------     ---------
      Total stockholders' equity                                          100,154        99,384
                                                                        ---------     ---------
      Total liabilities and stockholders' equity                       $1,727,798    $1,583,545
                                                                        =========     =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
Interest income:
  Mortgage loans                                          $16,581      $11,390
  Other loans                                                 815          975
  Mortgage-backed securities                                7,041       10,158
  Money market investments                                     96           55
  Debt and equity securities                                4,264        3,327
                                                           ------       ------
     Total interest income                                 28,797       25,905
                                                           ------       ------
Interest expense:
 Deposits:
  Passbook accounts                                         2,228        2,334
  NOW accounts                                                218          209
  Money market accounts                                       398          456
  Certificate accounts                                      8,469        7,705
 Borrowings                                                 5,059        3,862
                                                           ------       ------
    Total interest expense                                 16,372       14,566
                                                           ------       ------
Net interest income before provision for loan losses       12,425       11,339
Provision for loan losses                                     700          650
                                                           ------       ------
Net interest income after provision for loan losses        11,725       10,689
                                                           ------       ------
Non-interest income:
  Loan fees and servicing income                              250          324
  Savings/checking fees                                     1,060          772
  Net (loss) gain on sales of interest-earning assets         (24)         144
  Insurance annuity and mutual fund fees                      800          692
  Other                                                       241          221
                                                           ------       ------
     Total non-interest income                              2,327        2,153
                                                           ------       ------
Non-interest expense:
  Compensation and benefits                                 5,014        3,739
  Occupancy and equipment                                     992          862
  Real estate owned operations, net                           108           70
  Federal deposit insurance premiums                          192          617
  Other                                                     2,763        2,157
                                                           ------       ------
     Total non-interest expense                             9,069        7,445
                                                           ------       ------
Income before income tax expense                            4,983        5,397
Income tax expense                                          1,678        2,539
                                                           ------       ------
Net income                                                 $3,305       $2,858
                                                           ======       ======
Net income per common share:  Primary                      $ 0.74       $ 0.64
                                                           ======       ======
                              Fully diluted                $ 0.74       $ 0.64
                                                           ======       ======

See accompanying notes to consolidated financial statements.

                              HAVEN BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                  Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)

                                                                    Unrealized
                                                                     Loss on            Unallocated  Unearned
                                                Additional          Securities            Common      Common
                                         Common  Paid-In   Retained  Available Treasury Stock Held  Stock Held   Unearned
                                         Stock   Capital   Earnings  for Sale   Stock    by ESOP      by RRP   Compensation  Total
                                         ------ ---------- -------- ---------- -------- ----------- ---------- ------------  -----
                                                                            (In thousands)
Balance at December 31, 1996               $ 50   48,844    65,092      (840)    (11,049)   (1,854)     (267)       (592)    99,384
Net income for the three months ended
  March 31, 1997                             -       -       3,305       -           -         -          -          -        3,305
Dividends declared (note 5)                  -       -        (649)      -           -         -          -          -         (649)
Treasury stock issued for deferred
  compensation plan (1,680 shares)           -        28       -         -            20       -          -          (48)       -
Stock options exercised, net of tax effect
  (2,537 shares) (note 4)                    -       -          (5)      -            30       -          -          -           25
Change in unrealized loss on securities
  available for sale, net of tax effect      -       -         -      (2,287)        -         -          -          -       (2,287)
Allocation of ESOP stock and amortization
  of award of RRP stock and related
  tax benefits                               -       191       -         -           -          82        30         -          303
Amortization of deferred compensation plan   -       -         -         -           -         -          -           73         73
                                            ---   ------    ------    ------      ------    ------     -----       -----     ------
Balance at March 31, 1997                  $ 50   49,063    67,743    (3,127)    (10,999)   (1,772)     (237)       (567)   100,154
                                            ===   ======    ======    ======      ======    ======     =====       =====     ======
Balance at December 31, 1995               $ 50   47,331    57,919     2,083      (6,023)   (2,197)     (644)        -       98,519
Net income for the three months ended
  March 31, 1996                             -       -       2,858       -           -         -          -          -        2,858
Dividends declared                           -       -        (368)      -           -         -          -          -         (368)
Purchase of treasury stock (225,537 shares)  -       -         -         -        (5,516)      -          -          -       (5,516)
Stock options exercised, net of tax effect
  (1,544 shares)                             -        82        (4)      -            20       -          -          -           98
Change in unrealized gain loss on
  securities available for sale, net of
  tax effect                                 -       -         -      (2,401)        -         -          -                  (2,401)
Allocation of ESOP stock and amortization
  of award of RRP stock and related tax
  benefits                                   -       141       -         -           -          87       119         -          347
                                            ---   ------    ------    ------      ------    ------     -----       -----     ------
Balance at March 31, 1996                  $ 50   47,554    60,405      (318)    (11,519)   (2,110)     (525)        -       93,537
                                            ===   ======    ======    ======      ======    ======     =====       =====     ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                            1997      1996
                                                                            ----      ----
Net cash flows from operating activities:
  Net income                                                               $ 3,305   $ 2,858
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                                 376       347
   Amortization of net deferred loan origination fees                         (247)      (84)
   Amortization of premiums and accretion of discounts on
     loans, mortgage-backed and debt securities                                 56       643
   Provision for loan losses                                                   700       650
   Provision for losses on real estate owned                                    50       100
   Deferred income taxes                                                      (833)   (2,490)
   Net loss (gain) on sales of interest-earning assets                          24      (144)
   Depreciation and amortization                                               205       272
   Decrease in accrued interest receivable                                     785       367
   Increase in due to broker                                                28,908    27,512
   Increase in other liabilities                                             1,069     2,617
   Increase in other assets                                                 (1,132)   (1,374)
                                                                            ------    ------
Net cash provided by operating activities                                   33,266    31,274
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                    (81,580)  (18,136)
  Proceeds from disposition of assets (including REO)                          575     1,336
  Purchases of securities available for sale                              (153,380) (173,162)
  Principal repayments and maturities on securities available for sale       6,905    25,911
  Proceeds from sales of securities available for sale                      77,610   129,375
  Purchases of debt securities held to maturity                               -       (5,990)
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                         2,020    30,043
  Purchases of mortgage-backed securities held to maturity                    -      (15,060)
  Principal repayments on mortgage-backed securities held to maturity        8,413     6,512
  Purchases of FHLB stock, net                                                (350)     -
  Net (increase) decrease in premises and equipment                         (3,206)      276
                                                                           -------    ------
Net cash used in investing activities                                     (142,993)  (18,895)
                                                                           -------    ------
Cash flows from financing activities:
  Net increase in deposits                                                  25,742    12,954
  Net increase (decrease) in borrowed funds                                 83,109   (29,719)
  Increase in mortgagors' escrow balances                                    4,655     3,878
  Purchase of treasury stock                                                  -       (5,516)
  Payment of common stock dividends                                           (649)     (442)
  Stock options exercised                                                       25        15
                                                                           -------    ------
Net cash provided by (used in) financing activities                        112,882   (18,830)
                                                                           -------    ------
Net increase (decrease) in cash and cash equivalents                         3,155    (6,451)
Cash and cash equivalents at beginning of period                            35,717    38,854
                                                                            ------    ------
Cash and cash equivalents at end of period                                 $38,872   $32,403
                                                                            ======    ======
Supplemental information:
  Cash paid during the period for:
  Interest                                                                 $14,584   $13,556
  Income taxes                                                                 900      -
  Additions to real estate owned                                               647     1,050
  Securities purchased, not yet received                                    29,908    32,512
                                                                            ======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1997 and 1996
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, Columbia Federal Savings Bank ("Columbia Federal" or the "Bank") and subsidiaries, as of March 31, 1997 and December 31, 1996 and for the three-month period ended March 31, 1997 and 1996, respectively. Material intercompany accounts and trans-actions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.


NOTE 2 - DEBT, EQUITY AND MORTGAGE-BACKED SECURITIES ("MBSs"). Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities and MBSs which the Company has the ability and the intent to hold until maturity, are carried at cost adjusted for amortization of premiums and accretion of discounts. Debt and equity securities and MBSs to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale securities which are recorded at fair value, with unrealized gains (losses) reported as a separate component of stockholders' equity, net of taxes.

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at March 31, 1997 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $133,948        -        (5,050)   128,898
  Preferred Stock                                  4,104        -           (53)     4,051
                                                 -------      -----      ------    -------
                                                 138,052        -        (5,103)   132,949
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                                  949         26        -           975
  FNMA Certificates                               42,413        556        (263)    42,706
  FHLMC Certificates                              50,507      1,277         (31)    51,753
  CMOs and REMICS                                208,490        112      (1,385)   207,217
                                                 -------      -----      ------    -------
                                                 302,359      1,971      (1,679)   302,651
                                                 -------      -----      ------    -------
Total                                           $440,411      1,971      (6,782)   435,600
                                                 =======      =====      ======    =======

The net unrealized loss on securities available for sale at March
31, 1997, was reported as a separate component of stockholders' equity, in the amount of $3.1 million which is net of a tax effect of $1.7 million.

                DEBT SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities held to maturity at March 31, 1997 are summarized as follows:

                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                           ---------  ----------  ----------  ---------
                                                          (In thousands)
U.S. Government and Agency obligations      $ 49,926       -        (1,449)      48,477
Corporate debt securities                     45,360       41         (105)      45,296
                                             -------       --       ------      -------
Total                                       $ 95,286       41       (1,554)      93,773
                                             =======       ==       ======      =======


It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

          MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of MBSs held to maturity at March 31, 1997 are summarized as follows:

                                  Gross       Gross     Estimated
                     Amortized  Unrealized  Unrealized    Fair
                       Cost       Gains      Losses       Value
                     ---------  ----------  ----------  ---------
                                   (In thousands)
FHLMC Certificates   $ 35,379       163        (978)      34,564
FNMA Certificates      69,685       136      (2,911)      66,910
CMOs and REMICs        84,374       201      (1,355)      83,220
                      -------     -----      ------      -------
     Total           $189,438       500      (5,244)     184,694
                      =======     =====      ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

NOTE 3 - HAVEN CAPITAL TRUST I. On February 12, 1997 Haven Capital Trust I, a Delaware business trust (the "Trust"), completed the offering of $25,000,000 of 10.46% Capital Securities (the "Capital Securities"). The Capital Securities are included in borrowed funds in the consolidated statement of financial condition. The Capital Securities were sold in a private placement in reliance on Rule 144A of the Securities Act of 1933, as amended. The Company is the owner of all of the beneficial interests represented by the common securities of the Trust (the "Common Securities" and together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in the 10.46% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"), issued by the Company pursuant to an indenture, which Junior Subordinated Debentures are scheduled to mature on February 1, 2027. The Capital Securities have a mandatory redemption provision which is triggered by optional prepayment of the Junior Subordinated Debentures. The Chase Manhattan Bank is the Property Trustee of the Trust. The proceeds from the Capital Securities will be used for general corporate purposes. Additionally, Haven contributed $15 million in capital during the quarter to the Bank to support the Bank's in-store supermarket banking expansion.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the three months ended March 31, 1997 are as follows:

                                                 Weighted Average
                                       Options    Exercise Price
                                       -------   ----------------
Balance at December 31, 1996           656,394        $15.08
  Granted                               10,000         34.57
  Forfeited                             (6,000)        24.28
  Exercised                             (2,537)        10.00
                                       -------         -----
Balance at March 31, 1997              657,857        $15.31
                                       =======         =====
Shares exercisable at March 31, 1997   428,408        $10.71
                                       =======         =====

NOTE 5 - DIVIDENDS PAYABLE. On March 26, 1997, the Company's Board of Directors approved a regular quarterly cash dividend of $0.15 per share, payable on April 24, 1997, to shareholders of record as of April 4, 1997.

NOTE 6 - RECENT ACCOUNTING/REGULATORY PRONOUNCEMENTS. In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

This Statement supersedes SFAS No. 76, "Extinguishment of Debt,"
SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse," and SFAS No. 122, "Accounting for Mortgage
Servicing Rights," and amends SFAS No. 115 and SFAS No. 65,
"Accounting for Certain Mortgage Banking Activities."

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. It is to be applied prospectively; earlier or retroactive application is not permitted.

In December, 1996, the FASB issued SFAS No. 127 "Deferral of the

Effective Date of Certain Provisions of FASB Statement No. 125". The Statement defers for one year the effective date (a) of paragraph 15 of SFAS No. 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9-12 and 237(b) of SFAS No. 125. The Company's adoption of SFAS No. 125, as amended by SFAS No. 127, on January 1, 1996 did not have a material effect on the Company's financial statements.

In February, 1997, the FASB issued SFAS No. 128, "Accounting for Earnings Per Share." SFAS No. 128 establishes standards for the computation, presentation and disclosure requirements for earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share and makes them more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee ("IASC"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings per Share" ("Opinion No. 15").

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. SFAS No. 128, when adopted, is expected to result in basic EPS being somewhat greater than current primary EPS and diluted EPS not being materially different than current fully diluted EPS.

In February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. It applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings per Share", and SFAS Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. SFAS No. 129 eliminates the exemption of non-public entities from certain disclosure requirements of Opinion 15 as provided by SFAS

Statement No. 21, "Suspension of the Reporting of Earnings per Share and Segment Information by Non-public Enterprises". It supersedes specific disclosure requirements of Opinions 10 and 15 and SFAS No. 47 and consolidates them in SFAS No. 129 for ease of retrieval and for greater visibility to nonpublic entities.

SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement 47. Accordingly, when adopted, SFAS No. 129 is not expected to have a material effect on the Company's financial statements.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. Primary and fully diluted net income per share were determined by dividing net income by the weighted average number of shares outstanding. There were 4,487,194 primary shares outstanding and 4,495,877 fully diluted shares outstanding for the three months ended March 31, 1997. The weighted average number of shares outstanding does not include 177,195 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of March 31, 1997 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Stock options are regarded as common stock equivalents and are considered in both primary earnings per share and fully diluted earnings per share using the treasury stock method. For a discussion of new standards for computing and presenting earnings per share, see Note 6 - Recent Accounting/Regulatory Pronouncements.


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

Haven Bancorp's business currently consists of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one-to four-family, owner occupied residential mortgage loans. In addition, in times of low loan demand, the Bank will invest in debt, equity and mortgage-backed securities ("MBSs") to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans, equity lines of credit and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses as well as non-interest income and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate owned operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.


ANALYSIS OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1996 TO
MARCH 31, 1997

                            ASSETS

Total assets increased by $144.3 million, or 9.1% to $1.7 billion at March 31, 1997. Cash and due from banks increased by $3.0 million to $31.9 million at March 31, 1997. Securities available for sale ("AFS") increased by $65.5 million, or 17.7% to $435.6 million at March 31, 1997 from $370.1 million at December 31, 1996 resulting primarily from purchases during the quarter in the AFS portfolio to initially invest a portion of the proceeds of the $25.0 million Capital Securities issued by Haven Capital Trust I in February 1997, as well as to minimize market risk and improve the overall net interest margin in the portfolio. During the quarter ended March 31, 1997, the Bank purchased $26.3 million of government agency securities, $117.1 million of MBSs and $5.9 million in FNMA Preferred Stock for its AFS portfolio. Also, during the quarter the Company purchased $4.0 million in preferred stock for its AFS portfolio. These increases were offset by sales and principal repayments of $77.6 million and $6.9 million, respectively. Debt securities held to maturity declined by $2.0 million, or 2.1% to $95.3 million at March 31, 1997 from $97.3 million at December 31, 1996 mainly due to principal repayments, maturities and calls totalling $2.0 million. MBSs held to maturity declined by $8.5 million, or 4.3% to $189.4 million at March 31, 1997 from $197.9 million at December 31, 1996 also due to principal repayments on the portfolio. There were no purchases of debt securities or MBSs held to maturity during the quarter.

Net loans increased by $81.6 million, or 9.7% to $918.5 million at March 31, 1997 from $836.9 million at December 31, 1996. Loan originations during the quarter totaled $106.3 million (comprised of $81.9 million of residential one-to four-family mortgage loans,

$2.5 million of equity loans and lines of credit, $1.0 million of construction advances, and $20.9 million of commercial real estate and multi-family loans. Originations for residential one-to four-family mortgage loans included purchases of $58.2 million of primarily adjustable rate residential loans in the secondary market. During the first quarter of 1997, principal repayments totalled $23.3 million, $647,000 was transferred to REO and $160,000 of loans were sold in the secondary market.

REO, net was unchanged at $1.0 million (net of a $90,000 reserve at March 31, 1997 and a $81,000 reserve at December 31, 1996). During the first quarter, the Bank sold $371,000 of REO, acquired $647,000 of REO properties and recorded write-downs to fair value of $266,000 on various properties. (See discussion of non-performing assets on pages 16-17).

                        LIABILITIES

Deposits increased by $25.7 million, or 2.3% between December 31, 1996 and March 31, 1997 primarily due to deposit inflows in the Bank's in store bank branches which had deposits totaling $24.2 million at March 31, 1997 compared to $12.1 million at December 31, 1996. The Bank had ten in-store bank branches open as of March 31, 1997 compared to four in-store branches at December 31, 1996. The Bank expects to open three in-store bank branches per month during the remainder of 1997 and the first quarter of 1998. Core deposits (comprised of checking, savings and money market accounts) were equal to 43.3% of total in-store branch deposits at March 31, 1997 compared to a ratio of 47.4% in the Bank's nine traditional branches. Overall, core deposits represented 47.3% of total deposits at March 31, 1997 compared to 47.2% at December 31, 1996. Borrowed funds increased by $83.1 million, or 25.5% to $409.5 at March 31, 1997 million from $326.4 million at December 31, 1996 primarily due to the addition of $25.0 million of Capital Securities issued by Haven Capital Trust I in February 1997 which are included in borrowed funds in the consolidated statements of financial condition and the addition of an $85.0 million leverage program which was implemented to offset the additional interest expense resulting from the issuance of the Capital Securities.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity increased to $100.2 million at March 31, 1997 from $99.4 million at December 31, 1996. Net income of $3.3 million for the quarter and the allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs and amortization of deferred compensation plan which increased stockholders' equity by $376,000 was partially offset by an increase of $2.3 million in the unrealized loss on securities available for sale and dividends declared of $649,000.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and real estate owned.

                                     March 31,      December 31,
                                       1997             1996
                                     ---------      ------------
Non-accrual loans
  One-to four-family                  $ 3,698           4,083
  Cooperative                             455             431
  Multi-family                          3,328           1,463
  Non-residential and other             2,926           4,756
                                       ------          ------
     Total non-accrual loans           10,407          10,733
                                       ------          ------
Restructured loans
  One-to four-family                      959             887
  Cooperative                             429             486
  Multi-family                            285           1,427
  Non-residential and other               360             360
                                       ------          ------
     Total restructured loans           2,033           3,160
                                       ------          ------
     Total non-performing loans        12,440          13,893
                                       ------          ------
REO, net
  One-to four-family                      486             266
  Cooperative                             274             292
  Non-residential and other               368             561
                                       ------          ------
     Total REO                          1,128           1,119
  Less allowance for REO                   90              81
                                       ------          ------
     REO, net                           1,038           1,038
                                       ------          ------
     Total non-performing assets      $13,478          14,931
                                       ======          ======
Non-performing loans to total loans      1.34%           1.64
Non-performing assets to total assets    0.78            0.94
Non-performing loans to total assets     0.72            0.88

The decrease in non-performing assets was primarily due to the reclassification of a performing restructured multi-family real estate loan totalling $1.1 million to performing status at March 31, 1997. The ratio of non-performing loans to total loans decreased primarily due to total loans which increased by $82.3 million during the quarter. The decrease in the ratio of non-performing assets to total assets was primarily due to total assets which increased $144.3 million during the quarter. The ratio of non-performing loans to total assets decreased primarily due to the increase of $144.3 million in total assets between year-end 1996 and March 31, 1997.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1997 and 1996:

                                                1997      1996
                                               -------   -------
Balance at beginning of period                 $10,704     8,573
Charge-offs:
   Residential                                    (171)     (407)
   Cooperative                                    (109)     (242)
   Non-residential and other                       (58)     (127)
                                                ------    ------
     Total charge-offs                            (338)     (776)
                                                ------    ------
   Recoveries                                      384       412
                                                ------    ------
   Net recoveries (charge-offs)                     46      (364)
   Provision for loan losses                       700       650
                                                ------    ------
Balance at end of period                       $11,450     8,859
                                                ======    ======
Ratio of net recoveries (charge-offs) during
  the period to average loans outstanding
  during the period                             (0.02%)    0.25
Ratio of allowance for loan losses to
  total loans at the end of the period           1.23      1.51
Ratio of allowance for loan losses to non-
  performing loans at the end of the period     92.04     56.32

The ratio of net charge-offs to average loans outstanding during the first quarter of 1997 decreased compared to the same period in 1996 due to the decrease in non-performing loans between the periods and an increase of $285.5 million in average loans outstanding. The ratio of allowance for loan losses to total loans also decreased due to the increase in average loans outstanding. The ratio of allowance for loan losses to non-performing loans increased between the periods due to an increase in the allowance for loan losses as a result of the reduction in net charge-offs. The Bank's allowance for loan losses was $11.5 million and $8.9 million at March 31, 1997 and 1996, respectively, while non-performing loans totalled $12.4 million and $15.7 million, respectively, at those dates.

               ALLOWANCE FOR REAL ESTATE OWNED

Activity in the allowance for REO for the three months ended March 31, 1997 and 1996 are as follows:

                                      1997      1996
                                     -------   -------
Balance at beginning of period       $    81       178
Provision charged to operations           50       100
Charge-offs                              (41)      (96)
                                      ------    ------
Balance at end of period             $    90       182
                                      ======    ======

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. During the first quarter of 1997, the Bank originated or purchased $63.5 million of residential adjustable rate mortgages. During the quarter, the Bank sold $77.6 million in securities from its AFS portfolio, most of which were fixed rate securities, to improve yield by purchasing fixed rate securities bearing higher yields and shorter duration. The Bank purchased fixed rate debt securities and MBSs to take advantage of higher yields compared to rates offered on adjustable rate securities. At March 31, 1997, $206.6 million, or 42.0% of the Company's MBS portfolio were adjustable-rate MBSs. In addition, $50.3 million, or 22.0% of the Company's debt and equity securities portfolio were floating rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of passbook, money market, NOW and demand accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At March 31, 1997 core deposits represented 47.3% of deposits compared to 47.2% of deposits at December 31, 1996. During the first quarter of 1997, passbook accounts increased by $4.4 million, net of interest and certificates of deposit increased by $6.2 million, net of interest. The number of checking accounts increased by 4,744, or 7.4% to 69,093 at March 31, 1997 from 64,349 at December 31, 1996. Most of the increase, 3,265 accounts is attributable to the Bank's in-store bank branches. The amount of certificate accounts outstanding at March 31, 1997 was $615.3 million compared to $601.1 million at December 31, 1996. The Company expects to attract a higher percentage of core deposits from its in-store bank branch locations as these locations continue to grow and mature.

                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank's ratio was 15.56% at March 31, 1997 compared to 14.99% at December 31, 1996. The increase in the liquidity ratio during the quarter is due to the purchase of government agency securities for the AFS portfolio.

The Company's primary sources of funds are deposits, principal and interest payments on loans and MBSs, retained earnings and advances from FHLB-NY. Proceeds from the sale of AFS securities are also a source of funding, as are, to a lesser extent, the sales of annuities and securities brokerage activities conducted by the Bank's subsidiary, Columbia Investment Services, Inc. ("CIS"). While maturities and scheduled amortization of loans and mortgage-backed securities are somewhat predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1997 and December 31, 1996, cash and short and intermediate-term investments totaled $38.9 million and $35.7 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs AFS. Other sources of funds include FHLB advances, which at March 31, 1997, totaled $197.0 million. At March 31, 1997, the Bank could not borrow any additional funds from the FHLB. An additional source of funds are repurchase agreements which the Bank utilized during the first quarter to complete the $85.0 million leverage program.

As of March 31, 1997, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(2)
                                  ------  ----------     ------  ----------     ------  ----------
                                       (Dollars in thousands)
Capital for regulatory purposes  $115,181    6.81%      $115,181    6.81%      $125,006   14.82%

Minimum regulatory requirement     25,357    1.50         50,713    3.00(3)      67,467    8.00
                                  -------    ----        -------    ----        -------    ----
Excess                           $ 89,824    5.31%      $ 64,468    3.81%      $ 57,539    6.82%
                                  =======    ====        =======    ====        =======    ====

(1) Tangible and core capital are shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, saving associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The OTS has postponed the date that the component will first be deducted from an institution's total capital until an appeals process is developed for the measurement of an institution's interest rate risk. The Bank does not anticipate that the new rule, when implemented, will have a material effect on the Bank's risk-based capital.

(3) Although the minimum capital ratio is 3.0%, the OTS regulations provide that generally an institution with less than 4.0% core capital is undercapitalized. Failure to meet the capital requirements or to be deemed undercapitalized exposes an institution to regulatory sanctions, including limitations on asset growth. The OTS noted in the preamble to the final rulemaking for interest rate risk that its intention was to issue a proposal to lower this ratio requirement from 4.0% to 3.0%.

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

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                             Three Months Ended March 31,
                                                           1997                        1996
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  835,905 $16,581   7.93%   $ 545,889 $11,390   8.35%
 Other loans                                       33,757     815   9.66       38,302     975  10.18
 Mortgage-backed securities                       417,169   7,041   6.75      611,981  10,158   6.64
 Money market investments                           7,069      96   5.43        2,574      55   8.55
 Debt and equity securities                       253,991   4,264   6.72      198,872   3,327   6.69
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,547,891  28,797   7.44    1,397,618  25,905   7.41
Non-interest earning assets                        64,387  ------              59,957  ------
                                                ---------                   ---------
   Total assets                                 1,612,278                   1,457,575
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Passbook accounts                             362,537   2,228   2.46      376,536   2,334   2.48
    Certificate accounts                          606,470   8,469   5.59      540,859   7,705   5.70
    NOW accounts                                  120,872     218   0.72      105,042     209   0.80
    Money market accounts                          54,314     398   2.93       61,689     456   2.95
    Borrowed funds                                355,395   5,059   5.69      260,880   3,862   5.92
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,499,588  16,372   4.37    1,345,006  14,566   4.33
Other liabilities                                  18,994  ------              18,481  ------
                                                ---------                   ---------
     Total liabilities                          1,518,582                   1,363,487
Stockholders' equity                               93,696                      94,088
                                                ---------                   ---------
Total liabilities and stockholders' equity     $1,612,278                  $1,457,575
                                                =========                   =========
Net interest income/net interest rate spread              $12,425   3.07%             $11,339   3.08%
                                                           ======   ====                =====   ====
Net interest earning assets/net interest margin   $48,303           3.21%     $52,612           3.25%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.22%                     103.91%
                                                           ======                      ======

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                 ENDED MARCH 31, 1997 AND 1996

GENERAL. The Company reported net income of $3.3 million for the three months ended March 31, 1997 compared to net income of $2.9 million for the three months ended March 31, 1996. The $447,000 increase was primarily attributable to an increase of $2.9 million in interest income, an increase of $174,000 in non-interest income and a decrease of $861,000 in income tax expense. These increases were partially offset by a $1.8 million increase in interest expense, a $50,000 increase in the provision for loan losses and a $1.6 million increase in non-interest expenses.

INTEREST INCOME. Interest income increased by $2.9 million, or 11.2% to $28.8 million for the three months ended March 31, 1997 from $25.9 million for the three months ended March 31, 1996. The increase was primarily the result of a $5.2 million increase in interest income on mortgage loans and an increase of $937,000 in interest income on debt and equity securities. These increases were partially offset by a decrease in interest income on MBSs and other loans of $3.1 million and $160,000, respectively. Finally, interest income on money market investments was up $41,000 from the prior year.

Interest income on mortgage loans increased by $5.2 million, or 45.6% to $16.6 million for the three months ended March 31, 1997, from $11.4 million for the comparable three-month period in 1996. The increase was primarily the result of an increase in the average balance of mortgage loans of $290.0 million, partially offset by the average yield which declined 42 basis points from the first quarter of 1996. The increase in the average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, for the entire year of 1996 and the first quarter of 1997 which totaled $354.9 million and $103.8 million, respectively. These originations included one-to four-family mortgage loans purchased in the secondary market totalling $172.3 million and $58.2 million, respectively. The originations for both periods were partially offset by principal payments of $78.2 million and $20.0 million, respectively. The decline in the average yield from the prior year was primarily due to the increasing percentage of relatively lower yielding residential mortgages to total mortgages, from 60.3% at March 31, 1996 to 69.6% of total at March 31, 1997. Interest income on other loans decreased by $160,000, or 16.4% primarily due to a decrease of $4.5 million in average balances outstanding and a decrease of 52 basis points in average yield. During the fourth quarter of 1995, the Bank discontinued its non-real estate related lending function.

Interest income on MBSs decreased by $3.1 million, or 30.7% to $7.0 million for the three months ended March 31, 1997 from $10.2 million for the comparable three-month period in 1996 primarily due to a decrease of $194.8 million in the average balance of MBSs which was offset by an increase in the average yield of 11 basis points. During 1996, the Bank purchased $161.1 million of MBSs for its AFS portfolio which were offset by sales totalling $304.2 million. The sales from the AFS portfolio were used to fund mortgage loan originations, purchases of loans in the secondary market and also for managing the AFS portfolio to improve overall yield and shorten duration of various securities. During the first quarter of 1997, the Bank purchased $117.1 million of MBSs for its AFS portfolio which were partially offset by sales totalling $30.9 million. The purchases for the first quarter included $26.5 million of MBSs acquired as part of a leverage program initiated during February to offset the additional interest expense resulting from the issuance of $25.0 million of 10.46% Capital Securities by Haven Capital Trust I.

Interest income on money market investments increased by $41,000, or 74.5% to $96,000 for the three months ended March 31, 1997 from $55,000 for the comparable three-month period in 1996 primarily as a result of an increase in average balance of $4.5 million. The increase in average balances were due to the investment by the Holding Company of a portion of the proceeds raised by Haven Capital Trust I initially in commercial paper.

Interest income on debt and equity securities increased by $937,000, or 28.2% to $4.3 million for the three months ended March 31, 1997 from $3.3 million for the comparable three-month period in 1996 primarily as a result of an increase in average balances of $55.1 million. During 1996, the Bank purchased $160.1 million of debt and equity securities for its AFS portfolio which were offset by sales totalling $63.5 million. During the first quarter of 1997, the Bank purchased government agency and preferred stock of $26.3 million and $9.9 million, respectively, offset by sales of $14.0 million and $32.8 million, respectively.

INTEREST EXPENSE. Interest expense increased by $1.8 million, or 12.4% to $16.4 million for the three months ended March 31, 1997 from $14.6 million for the three months ended March 31, 1996. The increase was primarily the result of a $1.2 million increase in interest expense on borrowings and an increase of $609,000 in interest expense on deposits.

Interest on deposits increased by $609,000, or 5.7% to $11.3 million for the three months ended March 31, 1997 from $10.7 million for the comparable three-month period in 1996. The increase in interest on deposits was primarily due to the increased average balance of $60.1 million. The deposit growth is partly attributable to the Bank's in-store banking program which was implemented during the second quarter of 1996 when the first location opened in an Edwards Super Food Store in Medford, Long Island. At March 31, 1997, the Bank had ten in-store bank branches operating with combined deposits totalling $24.2 million. Core deposits for these locations which represent checking, savings and money market accounts totalled $10.5 million, or 43.2% of total deposits compared to 47.4% for the Bank's traditional branches.
The increase in average balance was primarily due to certificate account balances which increased by $65.6 million, or 12.1% to $606.5 million (which included $13.7 million in in-store bank branches) for the three months ended March 31, 1997 from $540.9 million for the comparable three-month period in 1996. The Bank's strategy during 1996 and 1997 has been to emphasize 12 and 18 month certificates of deposit in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities in the rising interest rate environment and as an alternative to borrowed funds when appropriate. The average cost of certificate accounts was 5.59% for the first quarter of 1997 compared to 5.70% for the 1996 first quarter due to the Bank's emphasis on shorter-term certificates of deposit. Interest expense on certificate accounts increased by $764,000, or 9.9% to $8.5 million for the three months ended March 31, 1997 from $7.7 million in the same period in 1996. Interest expense on passbook accounts decreased by $106,000, or 4.5% to $2.2 million for the three months ended March 31, 1997 from $2.3 million in the same period in 1996 primarily due to a decrease in average balance, due to customers seeking higher yielding investment opportunities including the Bank's certificate of deposit accounts. The average balance of passbook accounts decreased by $14.0 million, or 3.7% to $362.5 million for the three months ended March 31, 1997 from $376.5 million for the first quarter of 1996. The average cost of passbook accounts decreased by 2 basis points to 2.46% from 2.48% for the period ended March 31, 1996. The average cost of all deposits was 3.95% for both the three months ended March 31, 1997 and March 31, 1996, respectively.

Interest on borrowed funds increased by $1.2 million, or 31.0% to $5.1 million for the three months ended March 31, 1997 from $3.9 million for the comparable three-month period in 1996. Borrowed funds on an average basis increased by $94.5 million between the periods primarily due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1997 as part of a $85 million leverage program that was completed during the first quarter of 1997 to offset the additional interest expense resulting from the $25 million of 10.46% Capital Securities issued by Haven Capital Trust I in February 1997. The average rate paid on borrowings decreased to 5.69% for the three months ended March 31, 1997 from 5.92% for the comparable prior-year period due to a decrease in market interest rates between the periods.

NET INTEREST INCOME. Net interest income increased by $1.1 million, or 9.6% to $12.4 million for the three months ended March 31, 1997 from $11.3 million for the three months ended March 31, 1996. The increase is primarily due to total interest earning assets which increased by $150.3 million, or 10.8% to $1.5 billion for the three months ended March 31, 1997 from the same period last year mainly due to growth in the Bank's residential mortgage loan portfolio. In addition, the average yield on interest-earning assets increased to 7.44% from 7.41% for the three months ended March 31, 1997. This increase was offset in part by the average cost on interest-bearing liabilities which increased to 4.37% from 4.33% for the three months ended March 31, 1997 and 1996, respectively. The net interest spread was 3.07% for the three months ended March 31, 1997 compared to 3.08% for the comparable period in 1996. It is unclear how the recent increases in market interest rates will impact net interest income for the remainder of 1997.

PROVISION FOR LOAN LOSSES. The Bank provided $700,000 for loan losses for the three months ended March 31, 1997 compared to $650,000 for the comparable three-month period in 1996. This amount represents management's periodic review and evaluation of the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $174,000, or 8.1% for the three months ended March 31, 1997 to $2.3 million from $2.2 million for the comparable three-month period in 1996. Insurance, annuity and mutual fund fees increased by $108,000 due to an increase in sales volume, including $44,000 in revenues from in-store bank branches. Savings and checking fees increased by $288,000 due to the number of checking accounts which increased by 13,254, or 23.7% to 69,093 at March 31, 1997 from 55,839 at March
31, 1996 due to the Bank's strategy to attract lower cost deposit balances in the traditional branches and the implementation of the in-store banking program during the second quarter of 1996. Checking accounts at the in-store bank branches totaled 6,901 accounts at March 31, 1997. The in-store bank branches generated savings/checking fees of $99,000 in the first quarter of 1997. These increases were partially offset by loan fees and servicing income which declined $74,000 due to a decline in fees earned on loans serviced for others and a net loss of $24,000 on the sale of interest-earning assets as compared to a gain of $144,000 for the March 31, 1996 quarter.

NON-INTEREST EXPENSE. Non-interest expense increased by $1.6 million, or 21.8% for the three months ended March 31, 1997 to $9.1 million from $7.4 million for the comparable three-month period in 1996. The increase is primarily due to an increase of $1.3 million in compensation and benefit costs. Employee compensation and benefits increased by $1.3 million from the first quarter of 1996 primarily due to salary expense of $718,000 incurred for the Bank's in-store bank branch program. The Bank has hired approximately 200 new employees for its in-store bank branches. Salary costs for the Bank's subsidiary, CIS, Inc. was up $88,000 due to higher sales volume. The remainder of the increase in salary costs was due to normal merit increases. In addition, federal social security taxes increased $119,000 from the prior year due to a higher salary base. Finally, ESOP compensation increased $53,000 from the prior period due to the increase in the average price of Haven stock for the period. Occupancy and equipment costs increased $130,000 due to the in-store banking program. Real estate owned operations, net increased $38,000 from the prior period due to a decline in profits realized on the sale of REO. Federal Deposit Insurance premiums decreased by $425,000 due to a decline in the assessment rate from 23 basis points to
6.48 basis points. Other expenses increased $606,000 from the prior period primarily due to the in-store banking program.

INCOME TAX EXPENSE. Income tax expense was $1.7 million for an effective tax rate of 33.7% for the three months ended March 31, 1997 compared to income tax expense of $2.5 million for an effective tax rate of 47.0% for the comparable period in 1996.
Part of the decrease in income tax expense was attributed to the reversal of a deferred tax liability of $330,000 related to the potential recapture of the NYC tax bad debt reserve which is no longer necessary due to NYC tax legislation recently enacted. The NYC tax law was amended in the first quarter of 1997 to conform to the NYS tax treatment for bad debt reserves. The legislation "decouples" New York State's and New York City's thrift bad debt provisions from the federal tax law and allows for the use of the percentage of taxable income method ("PTI") for tax computing the bad debt reserves. The remainder of the tax savings was due to the switch to the PTI method for calculating the bad debt deduction for NYC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.


               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At March 31, 1997, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional $12.9 million of unspecified damages. The Banks ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

The Company is involved in various other legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Meeting of Stockholders was held on
April 23, 1997.
     (b)  Not applicable.
     (c) At such meeting, the shareholders approved the following matters:

1. The election of the following individuals as Directors for a term of 3 years each:

                                    Votes                Broker
                       Votes For   Withheld Abstentions Non-Votes
Philip S. Messina       3,782,913   46,145      -0-        -0-
Joseph A. Ruggiere      3,781,787   47,271      -0-        -0-
Msgr. Thomas J. Hartman 3,779,768   49,290      -0-        -0-

2. The ratification of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997, as reflected by 3,807,527 votes for, 10,603 votes against, 10,928 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  27.1 Financial Data Schedule.
         b) The Company filed a Form 8-K on February 24, 1997 regarding the offering of $25,000,000 of 10.46% Capital Securities by Haven Capital Trust I.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  May 14, 1997            By:    /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  May 14, 1997            By:    /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer
