Form 10-Q
period 1997-06-30
HAVEN BANCORP INC
filed 1997-08-13
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997         OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 4,383,382 shares of the Registrant's common stock outstanding as of August 8, 1997.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of June 30, 1997 and December 31, 1996          3

         Consolidated Statements of Income for the
         Three Months and Six Months ended
         June 30, 1997 and 1996                             4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Six Months
         ended June 30, 1997 and 1996                       5

         Consolidated Statements of Cash Flows for the
         Six months ended June 30, 1997 and 1996            6

         Notes to Consolidated Financial Statements      7-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  13-32


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 33

Item 2.  Changes in Securities                             33

Item 3.  Defaults Upon Senior Securities                   33

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           33

Item 5.  Other Information                                 33

Item 6.  Exhibits and Reports on Form 8-K                  33

PART III - QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK                               33

    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                        June 30,    December 31,
                                                                          1997         1996
                                                                        --------    ------------
ASSETS
Cash and due from banks                                                 $   40,182   $   28,848
Money market investments                                                     6,412        6,869
Securities available for sale (note 2)                                     426,408      370,105
Debt securities held to maturity (estimated fair value of $93,986
  and $96,324 in 1997 and 1996, respectively) (note 2)                      95,285       97,307
Federal Home Loan Bank of NY stock, at cost                                 10,990        9,890
Mortgage-backed securities held to maturity (estimated fair value of
  $180,389 and $195,682 in 1997 and 1996, respectively) (note 2)           182,702      197,940
Loans (note 3):
  First mortgage loans                                                     930,889      793,556
  Cooperative apartment loans                                               20,238       19,936
  Other loans                                                               32,317       34,094
                                                                         ---------    ---------
     Total loans                                                           983,444      847,586
Less allowance for loan losses                                             (11,315)     (10,704)
                                                                         ---------    ---------
  Loans, net                                                               972,129      836,882
Premises and equipment, net                                                 15,952        8,820
Accrued interest receivable                                                 12,905       12,172
Other assets                                                                18,580       14,712
                                                                         ---------    ---------
     Total assets                                                       $1,781,545   $1,583,545
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $1,236,274   $1,137,788
  Borrowed funds                                                           412,593      326,433
  Mortgagors' escrow balances                                                2,498        4,621
  Due to broker                                                             10,000        1,000
  Other liabilities                                                         14,247       14,319
                                                                         ---------    ---------
     Total liabilities                                                   1,675,612    1,484,161
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                           -            -
  Common stock, $.01 par value, 10,500,000 shares authorized,
    4,959,375 shares issued; 4,377,382 and 4,325,407 shares
    outstanding at June 30, 1997 and December 31, 1996                          50           50
  Additional paid-in capital                                                49,275       48,844
  Retained earnings, substantially restricted                               69,398       65,092
  Unrealized gain (loss) on securities available for sale, net
    of tax effect                                                               31         (840)
  Treasury stock, at cost (581,993 and 633,968 shares at June
    30, 1997 and December 31, 1996)                                        (10,426)     (11,049)
  Unallocated common stock held by Bank's ESOP                              (1,690)      (1,854)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (208)        (267)
  Unearned compensation                                                       (497)        (592)
                                                                         ---------    ---------
      Total stockholders' equity                                           105,933       99,384
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $1,781,545   $1,583,545
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------    ------------------
                                                       1997          1996    1997          1996
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $18,486     $12,566   $35,067     $23,955
  Other loans                                              801         921     1,616       1,897
  Mortgage-backed securities                             8,191       9,884    15,232      20,042
  Money market investments                                  94          44       190          99
  Debt and equity securities                             4,044       3,598     8,308       6,925
                                                        ------      ------    ------      ------
     Total interest income                              31,616      27,013    60,413      52,918
                                                        ------      ------    ------      ------
Interest expense:
 Deposits:
  Passbook accounts                                      2,323       2,351     4,551       4,685
  NOW accounts                                             277         248       495         457
  Money market accounts                                    461         479       859         935
  Certificate accounts                                   9,222       8,008    17,691      15,713
 Borrowings                                              5,951       3,915    11,010       7,777
                                                        ------      ------    ------      ------
     Total interest expense                             18,234      15,001    34,606      29,567
                                                        ------      ------    ------      ------
Net interest income before provision for loan losses    13,382      12,012    25,807      23,351
Provision for loan losses                                  750       1,125     1,450       1,775
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     12,632      10,887    24,357      21,576
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           254         900       504       1,224
  Savings/checking fees                                  1,263         801     2,323       1,573
  Net gain (loss) on sales of interest-earning assets        8         (45)      (16)         99
  Insurance annuity and mutual fund fees                 1,003         800     1,803       1,492
  Other                                                    299         328       540         549
                                                        ------      ------    ------      ------
     Total non-interest income                           2,827       2,784     5,154       4,937
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                              5,878       3,935    10,892       7,674
  Occupancy and equipment                                1,646         896     2,638       1,758
  Real estate owned operations, net                         76         234       184         304
  Federal deposit insurance premiums                       172         619       364       1,236
  Other                                                  3,766       2,331     6,529       4,488
                                                        ------      ------    ------      ------
     Total non-interest expense                         11,538       8,015    20,607      15,460
                                                        ------      ------    ------      ------
Income before income tax expense                         3,921       5,656     8,904      11,053
Income tax expense                                       1,621       2,630     3,299       5,169
                                                        ------      ------    ------      ------
Net income                                              $2,300      $3,026    $5,605      $5,884
                                                        ======      ======    ======      ======
Net income per common share:  Primary                   $ 0.51      $ 0.69    $ 1.24      $ 1.33
                                                        ======      ======    ======      ======
                              Fully diluted             $ 0.50      $ 0.69    $ 1.23      $ 1.32
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

                              HAVEN BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                  Six months ended June 30, 1997 and 1996
                                 (Unaudited)

                                                                  Unrealized
                                                                  Gain (Loss)           Unallocated  Unearned
                                             Additional          on Securities            Common      Common
                                      Common  Paid-In   Retained   Available   Treasury Stock Held  Stock Held   Unearned
                                      Stock   Capital   Earnings   for Sale     Stock     by ESOP     by RRP   Compensation Total
                                      ------ ---------- -------- ------------- -------- ----------- ---------- ------------ -----
                                                                                 (In thousands)
Balance at December 31, 1996            $ 50   48,844    65,092       (840)    (11,049)   (1,854)     (267)       (592)    99,384
Net income for the six months ended
  June 30, 1997                           -       -       5,605        -           -         -          -          -        5,605
Dividends declared (note 5)               -       -      (1,298)       -           -         -          -          -       (1,298)
Treasury stock issued for deferred
  compensation plan (1,824 shares)        -        31       -          -            22       -          -          (53)       -
Stock options exercised, net of tax
  effect (50,151 shares) (note 4)         -       -          (1)       -           601       -          -          -          600
Change in unrealized loss on
  securities available for sale, net
  of tax effect                           -       -         -          871         -         -          -          -          871
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                -       400       -          -           -         164        59         -          623
Amortization of deferred compensation
  plan                                    -       -         -          -           -         -          -          148        148
                                         ---   ------    ------     ------      ------    ------     -----       -----     ------
Balance at June 30, 1997                $ 50   49,275    69,398         31     (10,426)   (1,690)     (208)       (497)   105,933
                                         ===   ======    ======     ======      ======    ======     =====       =====     ======
Balance at December 31, 1995           $  50   47,331    57,919      2,083      (6,023)   (2,197)     (644)        -       98,519
Net income for the six months ended
  June 30, 1996                           -       -       5,884        -           -         -          -          -        5,884
Dividends declared                        -       -        (998)       -           -         -          -          -         (998)
Purchase of treasury stock
  (225,537 shares)                        -       -         -          -        (5,516)      -          -          -       (5,516)
Stock options exercised, net of
  tax effect (4,175 shares)               -        82       (12)       -            54       -          -          -          124
Treasury stock issued for deferred
  compensation plans
  (29,965 shares)                         -       411       -          -           371       -          -         (782)       -
Change in unrealized gain (loss) on
  securities available for sale, net
  of tax effect                           -       -         -       (4,656)        -         -          -          -       (4,656)
Allocation of ESOP stock and
  amortization of award of RRP
  stock and related tax benefits          -       284       -          -           -         173       238         -          695
Amortization of deferred compensation
  plan                                    -       (20)      -          -           -         -          -           36         16
                                        ----   ------    ------     ------      ------    ------     -----       -----     ------
Balance at June 30, 1996               $  50   48,088    62,793     (2,573)    (11,114)   (2,024)     (406)       (746)    94,068
                                        ====   ======    ======     ======      ======    ======     =====       =====     ======

See accompanying notes to consolidated financial statements.
                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                          ------------------
                                                                            1997      1996
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $ 5,605   $ 5,884
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                                 771       711
   Amortization of net deferred loan origination fees                         (164)       66
   Amortization of premiums and discounts on loans, mortgage-backed
     and debt securities                                                       255        32
   Provision for loan losses                                                 1,450     1,775
   Provision for losses on real estate owned                                    50       125
   Deferred income taxes                                                      (792)   (5,319)
   Net loss (gain) on sales of interest-earning assets                          16       (99)
   Depreciation and amortization                                               563       489
   Increase in accrued interest receivable                                    (733)   (1,404)
   Increase in due to broker                                                 9,000       793
   (Decrease) increase in other liabilities                                    (72)    3,381
   (Increase) decrease in other assets                                      (3,076)    2,707
                                                                            ------    ------
Net cash provided by operating activities                                   12,873     9,141
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                   (137,895)  (98,913)
  Proceeds from disposition of assets (including REO)                          861     1,800
  Purchases of securities available for sale                              (255,267) (218,819)
  Principal repayments and maturities on securities available for sale      16,172    49,219
  Proceeds from sales of securities available for sale                     184,016   166,317
  Purchases of debt securities held to maturity                               -       (7,741)
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                         2,020    36,511
  Purchases of mortgage-backed securities held to maturity                    -      (31,124)
  Principal repayments on mortgage-backed securities held to maturity       15,067    17,852
  Purchases of FHLB stock, net                                              (1,100)     -
  Net (increase) decrease in premises and equipment                         (7,695)      730
                                                                           -------   -------
Net cash used in investing activities                                     (183,821)  (84,168)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                  98,486    38,020
  Net increase in borrowed funds                                            86,160    39,018
  (Decrease) increase in mortgagors' escrow balances                        (2,123)      698
  Purchase of treasury stock                                                  -       (5,516)
  Payment of common stock dividends                                         (1,298)     (998)
  Stock options exercised                                                      600        42
                                                                           -------   -------
Net cash provided by financing activities                                  181,825    71,264
                                                                           -------   -------
Net increase (decrease) in cash and cash equivalents                        10,877    (3,763)
Cash and cash equivalents at beginning of period                            35,717    38,854
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $46,594   $35,091
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
  Interest                                                                 $32,422   $28,511
  Income taxes                                                               3,946     5,324
  Additions to real estate owned                                             1,326     2,275
  Securities purchased, not yet received                                    10,000     5,793
                                                                            ======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 1997 and 1996
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, Columbia Federal Savings Bank ("Columbia Federal" or the "Bank") and subsidiaries, as of June 30, 1997 and December 31, 1996 and for the three-month and six-month periods ended June 30, 1997 and 1996, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

NOTE 2 - DEBT, EQUITY AND MORTGAGE-BACKED SECURITIES ("MBSs"). Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", debt and equity securities and MBSs which the Company has the ability and the intent to hold until maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Debt and equity securities and MBSs to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale securities which are recorded at fair value, with unrealized gains (losses) reported as a separate component of stockholders' equity, net of taxes.

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at June 30, 1997 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $108,285         35      (2,992)   105,328
  Preferred Stock                                  4,103         -          (44)     4,059
                                                 -------      -----      ------    -------
                                                 112,388         35      (3,036)   109,387
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                                  948         40         -          988
  FNMA Certificates                               39,660        612        (141)    40,131
  FHLMC Certificates                              57,262      1,430          (9)    58,683
  CMOs and REMICS                                216,100      2,018        (899)   217,219
                                                 -------      -----      ------    -------
                                                 313,970      4,100      (1,049)   317,021
                                                 -------      -----      ------    -------
Total                                           $426,358      4,135      (4,085)   426,408
                                                 =======      =====      ======    =======

The net unrealized gain on securities available for sale at June
30, 1997, was reported as a separate component of stockholders' equity in the amount of $31,000, which is net of a tax effect of $19,000.

                DEBT SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities held to maturity at June 30, 1997 are summarized as follows:

                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                           ---------  ----------  ----------  ---------
                                                          (In thousands)
U.S. Government and Agency obligations      $ 49,915       -        (1,136)      48,779
Corporate debt securities                     45,370       42         (205)      45,207
                                             -------       --       ------      -------
Total                                       $ 95,285       42       (1,341)      93,986
                                             =======       ==       ======      =======


It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

          MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of MBSs held to maturity at June 30, 1997 are summarized as follows:

                                  Gross       Gross     Estimated
                     Amortized  Unrealized  Unrealized    Fair
                       Cost       Gains      Losses       Value
                     ---------  ----------  ----------  ---------
                                   (In thousands)
FHLMC Certificates   $ 33,183       268        (510)      32,941
FNMA Certificates      67,094       207      (2,090)      65,211
CMOs and REMICs        82,425       583        (771)      82,237
                      -------     -----      ------      -------
     Total           $182,702     1,058      (3,371)     180,389
                      =======     =====      ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

NOTE 3 - COLUMBIA PREFERRED CAPITAL CORPORATION. On June 9, 1997, the Bank established a real estate investment trust ("REIT") subsidiary, Columbia Preferred Capital Corporation ("CPCC"). At June 30, 1997, the REIT held $424.3 million of the Bank's residential loan portfolio. The establishment of the REIT will enable the Bank to achieve certain business goals including providing the Bank with a contingency funding mechanism without disrupting its investment policies; enhancing the Bank's ability to track and manage the mortgage portfolio transferred to CPCC since the transferred portion of its mortgage loan portfolio will be segregated into a separate legal entity; and materially enhancing the after tax yield on the portfolio of assets transferred because as a corporate majority shareholder, the Bank is not subject to New York State and City Income Tax on sixty percent of the dividends received from CPCC. This savings will strengthen the Bank's capital base.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the six months ended June 30, 1997 are as follows:

                                                 Weighted Average
                                       Options    Exercise Price
                                       -------   ----------------
Balance at December 31, 1996           662,279        $15.18
  Granted                               14,500         34.28
  Forfeited                             (6,000)        24.28
  Exercised                            (50,151)        11.71
                                       -------         -----
Balance at June 30, 1997               620,628        $15.82
                                       =======         =====
Shares exercisable at June 30, 1997    437,667        $12.54
                                       =======         =====

NOTE 5 - DIVIDENDS PAYABLE. On June 18, 1997, the Company's Board of Directors approved a quarterly cash dividend of $0.15 per share, payable on July 18, 1997, to shareholders of record as of June 30, 1997.

NOTE 6 - RECENT ACCOUNTING/REGULATORY PRONOUNCEMENTS. In February, 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 128, "Accounting for Earnings Per Share." SFAS No. 128 establishes standards for the computation, presentation and disclosure requirements for earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS and makes them more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee ("IASC"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the relevant period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings per Share" ("Opinion No. 15").

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

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. It applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings per Share", and SFAS No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. SFAS No. 129 eliminates the exemption of non-public entities from certain disclosure requirements of Opinion 15 as provided by SFAS
No. 21, "Suspension of the Reporting of Earnings per Share and Segment Information by Non-public Enterprises". It supersedes specific disclosure requirements of Opinions 10 and 15 and SFAS No. 47 and consolidates them in SFAS No. 129 for ease of retrieval and for greater visibility to nonpublic entities.

SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and SFAS No. 47.
Accordingly, when adopted, SFAS No. 129 is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise: (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is still assessing the impact of SFAS No. 130 and has not yet concluded how the adoption of SFAS No. 130 will affect its financial statements.

On June 30, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The standard establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 does not apply to nonpublic companies or to not-for-profit organizations.

The newly adopted standard requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

This Statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

This Statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is still assessing the impact of SFAS No. 131 and has not yet concluded how the adoption of SFAS No. 131 will affect its financial statements.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. Primary and fully diluted net income per share were determined by dividing net income by the weighted average number of shares outstanding. There were 4,524,926 primary shares outstanding and 4,556,524 fully diluted shares outstanding for the three months ended June 30, 1997. There were 4,510,797 primary shares outstanding and 4,552,847 fully diluted shares outstanding for the six months ended June 30, 1997. The weighted average number of shares outstanding does not include 169,002 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of June 30, 1997 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Stock options are regarded as common stock equivalents and are considered in both primary earnings per share and fully diluted earnings per share using the treasury stock method.

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

Haven Bancorp's business currently consists of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one-to four-family, owner occupied residential mortgage loans. In addition, in times of low loan demand, the Bank will invest in debt, equity and mortgage-backed securities ("MBSs") to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans, equity lines of credit and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses as well as non-interest income and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate owned operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent, by government policies and actions of regulatory authorities.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1996
TO JUNE 30, 1997

                            ASSETS

Total assets increased by $198.0 million, or 12.5% to $1.78 billion at June 30, 1997. Securities available for sale ("AFS") increased by $56.3 million, or 15.2% to $426.4 million at June 30, 1997 from $370.1 million at December 31, 1996. During the six months ended June 30, 1997, the Bank purchased $213.9 million of MBSs, $31.4 million of government agency securities and $5.9 million of FHLMC Preferred Stock for its AFS portfolio and the Company purchased $4.1 million of other preferred stock issues for its AFS portfolio. These purchases were partially offset by sales and principal repayments of $184.0 million and $16.2 million, respectively. The purchases for the AFS portfolio during the six month period ended June 30, 1997 included $41.5 million related to the $85.0 million leverage program which was implemented in February 1997 to offset the additional interest expense resulting from the $25.0 million Capital Securities issued by Haven Capital Trust I in February 1997. Debt securities held to maturity declined by $2.0 million, or 2.1% to $95.3 million at June 30, 1997 from $97.3 million at December 31, 1996 mainly due to principal repayments, maturities and calls totalling $2.0 million. MBSs held to maturity declined by $15.1 million, or 7.7% to $182.7 million at June 30, 1997 from $197.9 million at December 31, 1996 also due to principal repayments on the portfolio. There were no purchases of debt securities or MBSs held to maturity during the six months ended June 30, 1997.

Net loans increased by $135.2 million, or 16.2% to $972.1 million at June 30, 1997 from $836.9 million at December 31, 1996. Loan originations and purchases during the six month period ended June 30, 1997 totaled $200.1 million (comprised of $138.0 million of residential one-to four-family mortgage loans, $54.6 million of commercial real estate and multi-family loans, $5.3 million of equity loans and lines of credit and $2.2 million of construction advances). Originations of residential one-to four-family mortgage loans included purchases of $91.0 million of residential loans in the secondary market to enhance the Bank's internal loan origination volume. During the first half of 1997, principal payments totalled $63.9 million, $1.3 million was transferred to REO and $314,000 of loans were sold in the secondary market.

                        LIABILITIES

Deposits increased by $98.5 million, or 8.7% to $1.24 billion at June 30, 1997 from $1.14 billion at December 31, 1996 primarily due to deposit inflows in the Bank's in-store bank branches which had deposits totaling $66.9 million at June 30, 1997 compared to $12.1 million at December 31, 1996. The Bank had twenty-two in-store bank branches as of June 30, 1997 compared to four in-store branches at December 31, 1996. The Bank expects to open sixteen additional in-store bank branches during the remainder of 1997 and twelve in 1998. Core deposits (comprised of checking, savings and money market accounts) were equal to 33.5% of total in-store branch deposits at June 30, 1997 compared to 46.7% in the Bank's eight traditional branches. Overall, core deposits represented 45.9% of total deposits at June 30, 1997 compared to 47.2% at December 31, 1996. Borrowed funds increased by $86.2 million, or 26.4% to $412.6 million at June 30, 1997 from $326.4 million at December 31, 1996 primarily due to the addition of $25.0 million of Capital Securities issued by Haven Capital Trust I in February 1997 which are included in borrowed funds in the consolidated statements of financial condition and the addition of an $85.0 million leverage program which was implemented during the first quarter to offset the additional interest expense resulting from the issuance of the Capital Securities.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity increased to $105.9 million at June 30, 1997 from $99.4 million at December 31, 1996. The increase in stockholders' equity was due to net income of $5.6 million for the six months ended June 30, 1997, a reduction of $871,000 in the unrealized loss on securities AFS and $600,000 related to the exercise of stock options. In addition, the allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs and amortization of deferred compensation plan increased stockholders' equity by $771,000. These increases were partially offset by dividends declared of $1.3 million.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and real estate owned.

                                     June 30,       December 31,
                                       1997             1996
(Dollars in Thousands)               --------       ------------
Non-accrual loans
  One-to four-family                  $ 3,180           4,083
  Cooperative                             449             431
  Multi-family                          3,238           1,463
  Non-residential and other             2,927           4,756
                                       ------          ------
     Total non-accrual loans            9,794          10,733
                                       ------          ------
Restructured loans
  One-to four-family                      894             887
  Cooperative                             427             486
  Multi-family                            282           1,427
  Non-residential and other               330             360
                                       ------          ------
     Total restructured loans           1,933           3,160
                                       ------          ------
     Total non-performing loans        11,727          13,893
                                       ------          ------
REO, net
  One-to four-family                      675             266
  Cooperative                             336             292
  Non-residential and other               451             561
                                       ------          ------
     Total REO                          1,462           1,119
  Less allowance for REO                   75              81
                                       ------          ------
     REO, net                           1,387           1,038
                                       ------          ------
     Total non-performing assets      $13,114          14,931
                                       ======          ======
Non-performing loans to total loans      1.19%           1.64%
Non-performing assets to total assets    0.74            0.94
Non-performing loans to total assets     0.66            0.88


The $1.8 million decrease in non-performing assets is due to a decrease of $1.2 million in restructured loans and a decrease of $939,000 in non-accrual loans partially offset by a $349,000 net increase in REO. The decrease in non-performing assets was primarily due to the reclassification of a performing restructured multi-family real estate loan totalling $1.1 million to performing status during the first quarter of 1997. The ratio of non-performing loans to total loans decreased primarily due to total loans which increased by $135.9 million during the six months. The decreases in the ratios of non-performing assets to total assets and non-performing loans to total assets were due to the aforementioned reduction in restructured loans and an increase of $198.0 million in total assets during the six-month period ended June 30, 1997.

REO, net increased by $349,000, or 33.6% to $1.4 million (net of a $75,000 reserve) at June 30, 1997 from $1.0 million (net of a $81,000 reserve) at December 31, 1996. During the second quarter of 1997, the Bank acquired $679,000 of REO properties, sold $86,000 of REO, and recorded write-downs to fair value of $260,000 on various properties. During the first quarter of 1997, the Bank acquired $647,000 of REO, sold $371,000 of REO and recorded write-downs to fair value of $266,000 on various properties.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1997 and 1996:

                                                1997      1996
(Dollars in Thousands)                         -------   -------
Balance at beginning of period                 $10,704     8,573
Charge-offs:
   Residential                                    (341)     (497)
   Cooperative                                    (762)     (315)
   Multi-family                                    -         (30)
   Non-residential and other                      (230)     (288)
                                                ------    ------
     Total charge-offs                          (1,333)   (1,130)
                                                ------    ------
   Recoveries                                      494       721
                                                ------    ------
   Net charge-offs                                (839)     (409)
   Provision for loan losses                     1,450     1,775
                                                ------    ------
Balance at end of period                       $11,315     9,939
                                                ======    ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period    0.18%     0.13%
Ratio of allowance for loan losses to
  total loans at the end of the period           1.15      1.49
Ratio of allowance for loan losses to non-
  performing loans at the end of the period     96.49     73.52


The ratio of net charge-offs during the first six months of 1997 to average loans outstanding increased compared to the same period in 1996 due to charge-offs of $562,000 related to a bulk sale of $2.8 million of cooperative apartment loans during the second quarter. The ratio of allowance for loan losses to total loans decreased primarily due to the increase in average loans outstanding for 1997. The ratio of allowance for loan losses to non-performing loans increased between the periods due to the decrease in non-performing loans and an increase in the allowance for loan losses. The Bank's allowance for loan losses was $11.3 million and $9.9 million at June 30, 1997 and 1996, respectively, while non-performing loans totalled $11.7 million and $13.5 million, respectively, at those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. During the first half of 1997, the Bank originated or purchased $58.5 million of residential adjustable-rate mortgages and $51.6 million of adjustable-rate multi-family, commercial real estate and construction loans. During the six month period, the Bank purchased $183.1 million of fixed rate debt securities and MBSs to take advantage of higher yields compared to rates offered on adjustable-rate securities. At June 30, 1997, $221.0 million, or 44.2% of the Company's MBS portfolio were adjustable-rate MBSs. In addition, $50.3 million or 25.1% of the Company's debt securities portfolio were floating rate securities. The adjustable-rate portion of the MBS portfolio is allocated as follows: $211.7 million is in the AFS portfolio and $9.3 million is in the held to maturity portfolio. The Company's adjustable-rate debt securities which total $50.3 million are all in the AFS portfolio.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of passbook, money market, NOW and demand accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At June 30, 1997 core deposits represented 45.9% of deposits compared to 47.2% of deposits at December 31, 1996. Core deposits for the Bank's eight traditional branches was 46.7% compared to 33.5% for the Bank's twenty-two in-store bank branches. During the first six months of 1997, passbook accounts increased by $10.8 million, net of interest and certificates of deposit increased by $64.6 million, net of interest. The number of checking accounts increased by 14,007, or 21.8% to 78,356 at June 30, 1997 from 64,349 at December 31, 1996. Most of the increase, or 11,367 accounts is attributable to the Bank's in-store bank branches. The balance of certificate accounts outstanding at June 30, 1997 was $671.6 million compared to $601.1 million at December 31, 1996. A major portion of the increase, $36.7 million, is attributable to the Bank's in-store branches. The Company expects to attract a higher percentage of core deposits from its in-store bank branch locations as these locations continue to grow and mature.

                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank's ratio was 12.00% at June 30, 1997 compared to 14.99% at December 31, 1996. The decrease in the liquidity ratio during the six-month period is due to a decline of $24.0 million in U.S. government securities in the Bank's AFS portfolio.

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

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997 and December 31, 1996, cash and short and intermediate-term investments totaled $46.6 million and $35.7 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs AFS. Other sources of funds include FHLB advances, which at June 30, 1997, totaled $212.0 million. At June 30, 1997, the Bank could not borrow any additional funds from the FHLB. An additional source of funds are repurchase agreements which the Bank utilized during the first quarter to complete an $85.0 million leverage program.

As of June 30, 1997, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(3)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $118,356   6.71%       $118,356   6.71%       $128,560   14.69%

Minimum regulatory requirement      26,449   1.50          52,899   3.00(3)       70,001    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $ 91,907   5.21%       $ 65,457   3.71%       $ 58,559    6.69%
                                   =======   ====         ======    ====         =======    ====

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

                                                              Three months ended June 30,
                                                           1997                        1996
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  928,692 $18,486   7.96%  $  606,591 $12,566   8.29%
 Other loans                                       32,912     801   9.74       36,185     921  10.18
 Mortgage-backed securities                       476,606   8,191   6.87      574,572   9,884   6.88
 Money market investments                           6,412      94   5.86        3,481      44   5.06
 Debt and equity securities                       223,057   4,044   7.25      225,284   3,598   6.39
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,667,679  31,616   7.58    1,446,113  27,013   7.47
Non-interest earning assets                        73,563  ------              63,705  ------
                                                ---------                   ---------
   Total assets                                 1,741,242                   1,509,818
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Passbook accounts                             372,169   2,323   2.50      379,023   2,351   2.48
    Certificate accounts                          641,379   9,222   5.75      571,749   8,008   5.60
    NOW accounts                                  127,746     277   0.87      111,835     248   0.89
    Money market accounts                          58,405     461   3.16       58,880     479   3.25
    Borrowed funds                                405,371   5,951   5.87      271,517   3,915   5.77
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,605,070  18,234   4.54    1,393,004  15,001   4.31
Other liabilities                                  31,958  ------              22,235  ------
                                                ---------                   ---------
   Total liabilities                            1,637,028                   1,415,239
Stockholders' equity                              104,214                      94,579
                                                ---------                   ---------
Total liabilities and stockholders' equity     $1,741,242                  $1,509,818
                                                =========                   =========
Net interest income/net interest rate spread              $13,382   3.04%             $12,012   3.16%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $62,609           3.21%     $53,109           3.32%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.90%                     103.81%
                                                           ======                      ======

                                                             Six months ended June 30,
                                                           1997                        1996
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  882,851 $35,067   7.94%     573,947 $23,955   8.35%
 Other loans                                       33,333   1,616   9.70       37,243   1,897  10.19
 Mortgage-backed securities                       446,587  15,232   6.82      585,936  20,042   6.84
 Money market investments                           6,440     190   5.90        3,699      99   5.35
 Debt and equity securities                       238,445   8,308   6.97      218,854   6,925   6.33
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,607,656  60,413   7.52    1,419,679  52,918   7.45
Non-interest earning assets                        78,734  ------              62,428  ------
                                                ---------                   ---------
   Total assets                                 1,686,390                   1,482,107
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Passbook accounts                             367,371   4,551   2.48      377,779   4,685   2.48
    Certificate accounts                          624,021  17,691   5.67      556,304  15,713   5.65
    NOW accounts                                  123,487     495   0.80      108,416     457   0.84
    Money market accounts                          58,360     859   2.94       60,284     935   3.10
    Borrowed funds                                379,364  11,010   5.80      264,853   7,777   5.87
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,552,603  34,606   4.46    1,367,636  29,567   4.32
Other liabilities                                  31,255  ------              19,854  ------
                                                ---------                   ---------
   Total liabilities                            1,583,858                   1,387,490
Stockholders' equity                              102,532                      94,617
                                                ---------                   ---------
Total liabilities and stockholders' equity     $1,686,390                  $1,482,107
                                                =========                   =========
Net interest income/net interest rate spread              $25,807   3.06%             $23,351   3.13%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $55,053           3.21%     $52,043           3.29%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.55%                     103.81%
                                                           ======                      ======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
1997 AND 1996

GENERAL. The Company reported net income of $2.3 million for the three months ended June 30, 1997 compared to net income of $3.0 million for the three months ended June 30, 1996. The $700,000 decrease was primarily attributable to the $1.4 million increase in net interest income, $375,000 decrease in the provision for loan losses and $1.0 million decrease in the provision for income taxes which were more than offset by the $3.5 million increase in non-interest expenses.

INTEREST INCOME. Interest income increased by $4.6 million, or 17.0% to $31.6 million for the three months ended June 30, 1997 from $27.0 million for the three months ended June 30, 1996. The increase was primarily the result of a $5.9 million increase in interest income on mortgage loans, an increase of $446,000 in interest income on debt and equity securities and an increase of $50,000 in interest income on money market investments. These increases were partially offset by decreases in interest income on MBSs and other loans of $1.7 million and $120,000, respectively.

Interest income on mortgage loans increased by $5.9 million, or 47.1% to $18.5 million for the three months ended June 30, 1997, from $12.6 million for the comparable three-month period in 1996, primarily as a result of an increase in average balances of mortgage loans of $322.1 million partially offset by a decrease in the average yield on mortgage loans of 33 basis points. The increase in average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, for the second half of 1996 and the first half of 1997 which totalled $211.1 million and $194.8 million, respectively. The originations for both periods were partially offset by principal repayments of $39.9 million and $56.7 million, respectively. The decline in the average yield from the prior year was primarily due to the increasing percentage of residential mortgages to total mortgages which increased from 67.3% at June 30, 1996 to 71.6% at June 30, 1997. Interest income on other loans decreased by $120,000, or 13.0% primarily due to a decrease of $3.3 million in average balances outstanding and a decrease of 44 basis points in average yield.

Interest income on MBSs decreased by $1.7 million, or 17.1% to $8.2 million for the three months ended June 30, 1997 from $9.9 million for the comparable three-month period in 1996, primarily due to a decrease in average balances of MBSs of $98.0 million. During 1996, the Bank purchased $161.1 million of MBSs for its AFS portfolio, whereas, sales during the same period totalled $304.2 million. The sales were used to fund mortgage loan originations, purchases of loans in the secondary market and also to manage the AFS portfolio to improve yield and shorten duration of various securities. During 1997, the Bank purchased $213.9 million of MBSs for its AFS portfolio which were partially offset by sales totalling $106.9 million.

Interest income on debt and equity securities increased by $446,000, or 12.4% to $4.0 million for the three months ended June 30, 1997 from $3.6 million for the comparable three-month period in 1996, primarily as a result of an increase in the average yield to 7.25% from 6.39% for the prior period.

INTEREST EXPENSE. Interest expense increased by $3.2 million, or 21.6% to $18.2 million for the three months ended June 30, 1997 from $15.0 million for the three months ended June 30, 1996. The increase was primarily the result of a $1.2 million increase in interest expense on deposits and an increase of $2.0 million in interest expense on borrowings.

Interest on deposits increased by $1.2 million, or 10.8% to $12.3 million for the three months ended June 30, 1997 from $11.1 million for the comparable three-month period in 1996. The increase in interest on deposits was primarily due to the average balance which increased $78.2 million, or 7.0% to $1.20 billion for the three months ended June 30, 1997 from $1.12 billion for the comparable three-month period in 1996. The increase in deposits is partly attributable to the Bank's in-store banking expansion which was implemented during the second quarter of 1996. At June 30, 1997, the Bank had twenty-two in-store bank branches operating with
combined deposits totalling $66.9 million.   Interest expense on
certificate accounts increased by $1.2 million, or 15.2% to $9.2 million for the three months ended June 30, 1997 from $8.0 million in the same period in 1996. Certificate account average balances increased by $69.6 million, or 12.2% to $641.4 million (which included $34.0 million in in-store bank branches at June 30, 1997) for the three months ended June 30, 1997 from $571.7 million for the comparable three-month period in 1996. The Bank's strategy during 1996 and the first half of 1997 has been to emphasize 12 and 18 month certificates of deposit in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities in the rising interest rate environment and as a less expensive alternative to borrowed funds when appropriate. The average cost of certificate accounts was 5.75% for the second quarter of 1997 compared to 5.60% for the comparable 1996 period due to the increase in market interest rates particularly for 12 to 18 month certificate accounts. Interest expense on passbook accounts decreased by $28,000, or 1.2% to $2.3 million for the three months ended June 30, 1997 from $2.4 million in the same period in 1996 primarily due to customers seeking higher yielding investment opportunities including the Bank's certificate of deposit accounts.

Interest on borrowed funds increased by $2.0 million, or 52.0% to $5.9 million for the three months ended June 30, 1997 from $3.9 million for the comparable three-month period in 1996. Borrowed funds on an average basis increased by $133.9 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1997 as part of a $85.0 million leverage program that was completed during the first quarter of 1997 to offset the additional interest expense resulting from the issuance of $25 million of 10.46% Capital Securities issued by Haven Capital Trust I in February 1997. The average rate paid on borrowings increased to 5.87% for the three months ended June 30, 1997 from 5.77% for the comparable prior-year period due to an increase in market rates and the addition of the interest cost of the Capital Securities.

NET INTEREST INCOME. Net interest income increased by $1.4 million to $13.4 million for the three months ended June 30, 1997 from $12.0 million for the three months ended June 30, 1996. The increase is primarily due to total interest-earning assets which increased by $221.6 million, or 15.3% to $1.67 billion for the three months ended June 30, 1997 from $1.40 billion in the same period last year primarily due to growth in the Bank's mortgage loan portfolio. In addition, the average yield on interest-earning assets increased to 7.58% for the three months ended June 30, 1997 from 7.47% for the three months ended June 30, 1996. This increase was offset by the average cost on interest-bearing liabilities which increased to 4.54% from 4.31% for the three months ended June 30, 1997 and 1996, respectively. The average balance of interest-bearing liabilities increased by $212.1 million to $1.60 billion for the three months ended June 30, 1997 from $1.39 billion for the three months ended June 30, 1996. The cost of deposit accounts was 4.10% for the second quarter of 1997 compared to 3.95% for the second quarter of 1996. The increase in the cost of funds in 1997 was also due in part, to the leveraging of the balance sheet related to the $25.0 million trust preferred securities issued in February of 1997. The net interest spread was 3.04% for the three months ended June 30, 1997 compared to 3.16% for the comparable period in 1996.

PROVISION FOR LOAN LOSSES. The Bank provided $750,000 for loan losses for the three months ended June 30, 1997 compared to $1.1 million for the comparable three-month period in 1996. The decrease was due to the continuing decline in non-performing assets.

NON-INTEREST INCOME. Non-interest income increased by $43,000, or 1.5% for the three months ended June 30, 1997 to $2.8 million. The results for the second quarter of 1996 included $597,000 in loan prepayment fees. Excluding this item, non-interest income in the second quarter of 1997 represented a 29.2% increase over the comparable period last year. Savings and checking fees increased by $462,000, or 57.7% to $1.3 million for the second quarter of 1997 compared to $801,000 for the same period last year. The significant increase in fees is due to the number of checking accounts which increased by 19,609, or 33.4% to 78,356 at June 30, 1997 from 58,747 at June 30, 1996 due to the Bank's strategy to continue to attract lower cost deposit balances. A significant portion of the growth in checking accounts, approximately 14,800, is attributable to the Bank's in-store bank branch program. The in-store bank branches generated savings and checking fees of $237,000 for the second quarter of 1997 compared to $99,000 for the first quarter of this year. Insurance, annuity and mutual fund fees increased by $203,000 due to an increase in sales volume, including $102,000 in revenue from in-store bank branches. The Bank realized a net gain of $8,000 on the sale of securities from its AFS portfolio compared to a loss of $45,000 for the same period last year. Finally, loan fees and servicing income declined $646,000 from the second quarter in 1996 since the results for 1996 included $597,000 in loan repayment fees.

NON-INTEREST EXPENSE. Non-interest expense increased by $3.5 million, or 44.0% for the three months ended June 30, 1997 to $11.5 million from $8.0 million for the comparable three-month period in 1996. The significant increase in operating expenses is primarily due to the Bank's in-store branch expansion program which accounted for $2.5 million of expense in the quarter. Employee compensation increased by $1.8 million from the second quarter of 1996 primarily due to salary expense of $1.4 million incurred for the Bank's in-store branch program. The Bank has hired approximately 250 new employees for its in-store bank branches at June 30, 1997. Salary costs for the Bank's subsidiary, CIS, Inc.,increased $182,000 due to higher sales volume. The remainder of the increase in salary costs was due to normal merit increases. In addition, federal social security taxes increased $136,000 from the prior period due to a higher salary base. ESOP compensation increased $53,000 from the same period last year due to the increase in the average price of Haven Bancorp common stock for the period. Hospitalization costs increased $57,000 from the comparable period last year due to the increase in staff. Finally, pension expense decreased $238,000 since the Bank's retirement plan was frozen as of July 1, 1996. This was partially offset by an increase of $40,000 for matching contributions for the Bank's 401(k) plan for employees. Occupancy and equipment costs increased $750,000 primarily due to the Bank's in-store banking program which accounted for $701,000 of the increase. REO operations, net decreased $158,000 from the comparable period last year due to a decrease in operating expenses for the REO portfolio. The significant decrease in the federal deposit insurance premium costs of $447,000 was due to a decrease in the assessment rate from 23 basis points in 1996 to 6.48 basis points in 1997. Finally, miscellaneous operating costs increased $1.4 million to $3.8 million for the second quarter of 1997 compared to $2.3 million for the second quarter of 1996. The results for the second quarter of 1996 included the reversal of a $389,000 reserve regarding claims which were subsequently paid by Nationar, an entity that previously provided check collection services for the Bank. Operating expenses including stationery, telephone and miscellaneous increased $347,000 due to the Bank's in-store expansion program. Consulting fees also increased $145,000 from the same period last year primarily due to the in-store expansion. Professional fees increased $110,000 from the previous period due to services related to the formation of CPCC. The cost of EDP services provided to the Bank increased $100,000 primarily due to growth in deposit accounts. Finally, costs for advertising and NYCE fees each increased $100,000 due to the growth in both the loan portfolio and deposit base.

INCOME TAX EXPENSE. Income tax expense was $1.6 million for an effective tax rate of 41.3% for the three months ended June 30, 1997 compared to income tax expense of $2.6 million for an effective tax rate of 46.5% for the comparable period in 1996. The NYC tax law was amended in the first quarter of 1997 to conform to the NYS tax treatment for bad debt reserves. The legislation "decouples" New York State's and New York City's thrift bad debt provisions from the federal tax law and allows for the use of the percentage of taxable income method ("PTI") for tax computing the bad debt reserves. The decrease in the effective tax rate was due, in part, to the switch to the PTI method for calculating the bad debt deduction for NYC and to the establishment of a REIT subsidiary, Columbia Preferred Capital Corp., effective June 9, 1997, which resulted in certain tax savings.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS
ENDED JUNE 30, 1997 AND 1996

GENERAL. The Company reported net income of $5.6 million for the six months ended June 30, 1997 compared to net income of $5.9 million for the six months ended June 30, 1996. The $279,000 decrease was primarily attributable to the $2.5 million increase in net interest income, a $325,000 decrease in provision for loan losses, an increase of $217,000 in non-interest income and a $1.9 million decrease in the provision for income taxes which were more than offset by the $5.1 million increase in non-interest expenses.

INTEREST INCOME. Interest income increased by $7.5 million, or 14.2% to $60.4 million for the six months ended June 30, 1997 from $52.9 million for the six months ended June 30, 1996. The increase was primarily the result of a $11.1 million increase in interest income on mortgage loans, an increase of $1.4 million in interest income on debt and equity securities, and an increase of $91,000 million in interest income on money market investments. These increases were partially offset by a decrease in interest income on MBSs and other loans of $4.8 million and $281,000, respectively.

Interest income on mortgage loans increased by $11.1 million, or 46.4% to $35.1 million for the six months ended June 30, 1997 from $24.0 million for the comparable six-month period in 1996, primarily as a result of an increase in average balances of mortgage loans of $308.9 million, partially offset by a decrease in the average yield on mortgage loans of 41 basis points. The increase in the average balance of mortgage loans between the periods was due to mortgage originations, including purchases, for 1996 and the first half of 1997 which totalled $354.9 million and $194.8 million, respectively. The originations for both periods were partially offset by principal payments of $78.2 million and $56.7 million, respectively. The average yield on mortgage loans decreased to 7.94% for the six months ended June 30, 1997 from

8.35% for the comparable six-month period in 1996. The decrease in the average yield from the prior period was mainly due to the increasing percentage of relatively lower yielding residential mortgages.

Interest income on other loans decreased by $281,000, or 14.8% to $1.6 million for the six months ended June 30, 1997 from $1.9 million for the comparable period in 1996 primarily due to a decrease of $3.9 million in average balances outstanding and a decrease of 49 basis points in average yield. During the fourth quarter of 1995, the Bank discontinued its non-real estate related consumer lending function.

Interest income on MBSs decreased by $4.8 million, or 24.0% to $15.2 million for the six months ended June 30, 1997 from $20.0 million for the comparable six-month period in 1996 primarily due to a decrease in average balances of MBSs of $139.3 million.
During 1996, sales of MBSs from the AFS portfolio totalled $304.2 million whereas purchases totalled $161.1 million. Sales exceeded purchases due to funding needed for mortgage loan originations and the purchase of loans in the secondary market. The activity in the AFS portfolio also reflected the Bank's management of the AFS portfolio to improve yield and shorten duration of various securities. For the first six months of 1997, the Bank purchased $212.9 million of MBSs for its AFS portfolio partly offset by sales totalling $106.8 million. The greater emphasis on MBSs in 1997 reflects management's strategy to improve duration of the AFS portfolio with MBSs rather than debt and equity securities.

Interest income on debt and equity securities increased by $1.4 million, or 20.0% to $8.3 million for the six months ended June 30, 1997 from $6.9 million for the comparable six-month period in 1996 primarily as a result of an increase in average balances of $19.6 million and an increase in average yield of 64 basis points. The increase in the average yield was due to the purchase of preferred stock for the AFS portfolio during the first quarter. During the first half of 1997, the Bank purchased $42.3 million of debt and equity securities which were designated as AFS.

INTEREST EXPENSE. Interest expense increased by $5.0 million, or 17.0% to $34.6 million for the six months ended June 30, 1997 from $29.6 million for the six months ended June 30, 1996. The increase was the result of a $1.8 million increase in interest expense on deposits and an increase of $3.2 million in interest expense on borrowings.

Interest on deposits increased by $1.8 million, or 8.3% to $23.6 million for the six months ended June 30, 1997 from $21.8 million for the comparable six-month period in 1996. The increase in interest on deposits was primarily due to the average balance which increased $70.5 million, or 6.40% to $1.17 billion for the six months ended June 30, 1997 from $1.10 billion for the comparable six-month period in 1996. The deposit growth is primarily attributable to the Bank's in-store banking program which was implemented during the second quarter of 1996. The increase in average balance was primarily due to certificate account balances which increased $67.7 million, or 12.2% to $624.0 million for the six months ended June 30, 1997 from $556.3 million for the comparable six-month period in 1996. Interest expense on certificate accounts increased by $2.0 million or 12.6% to $17.7 million for the six months ended June 30, 1997 from $15.7 million in the same period in 1996 primarily due to the growth in average balances. The Bank's strategy during 1996 and the first half of 1997 has been to emphasize 12 and 18 month certificates of deposit in order to retain a portion of customer withdrawals from passbook accounts as customers sought higher yielding investment opportunities and as an alternative to borrowed funds. The average cost of certificate accounts was 5.67% for the first half of 1997 compared to 5.65% for the comparable period in 1996. Interest expense on passbook accounts decreased by $134,000, or 2.9% to $4.6 million for the six months ended June 30, 1997 from $4.7 million in the same period in 1996 primarily due to a decrease in average balances due to customers seeking higher yielding investment opportunities including the Bank's certificate of deposit accounts. The average cost of all deposits was 4.02% for the period ended June 30, 1997 compared to 3.95% for the period ended June 30, 1996.

Interest on borrowed funds increased by $3.2 million, or 41.6% to $11.0 million for the six months ended June 30, 1997 from $7.8 million for the comparable six-month period in 1996. Borrowed funds on an average basis increased by $114.5 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1997 as part of a $85.0 million leverage program that was completed during the first quarter of 1997 to offset the additional interest expense resulting from the $25.0 million of 10.46% Capital Securities issued by Haven Capital Trust I in February 1997.

NET INTEREST INCOME. Net interest income increased by $2.5 million to $25.8 million for the six months ended June 30, 1997 from $23.4 million for the six months ended June 30, 1996. The increase is primarily due to total interest-earning assets which increased $188.0 million, or 13.2% to $1.61 billion for the six months ended June 30, 1997 from the same period last year primarily due to the growth in the Bank's mortgage loan portfolio. In addition, the average yield on interest-earning assets increased to 7.52% from 7.45% for the six months ended June 30, 1997 and 1996, respectively. This increase was more than offset by the average cost on interest-bearing liabilities which increased to 4.46% from 4.32% for the six months ended June 30, 1997 and 1996, respectively. The increase in cost of funds was primarily due to the increase in the cost of deposits to 4.02% for the six months ended June 30, 1997 from 3.95% for the six months ended June 30, 1996. The net interest spread was 3.06% for the six months ended June 30, 1997 compared to 3.13% for the comparable period in 1996.

PROVISION FOR LOAN LOSSES. The Bank provided $1.5 million for loan losses for the six months ended June 30, 1997 compared to $1.8 million for the comparable six-month period in 1996.

NON-INTEREST INCOME. Non-interest income increased by $217,000, or 4.4% for the six months ended June 30, 1997 to $5.2 million from $4.9 million for the comparable six-month period in 1996. The results for 1996 included $597,000 in loan prepayment fees. Excluding this item, non-interest income for the six months ended June 30, 1997 represented an 18.8% increase over the same period last year. Savings and checking fees increased by $750,000, or 47.7% to $2.3 million for the first six months of 1997 compared to $1.6 million for the same period last year. The in-store bank branches generated savings and checking fees of $336,000 for the six months ended June 30, 1997. Insurance, annuity and mutual fund fees increased by $311,000 due to an increase in sales volume which included $146,000 in revenue from sales originating from in-store bank branches. The Bank realized a net loss of $16,000 on the sale of securities from its AFS portfolio compared to a gain of $99,000 for the same period last year. Finally, loan fees and servicing income decreased $720,000 from the same period last year since the results for 1996 included $597,000 in loan prepayment fees.

NON-INTEREST EXPENSE. Non-interest expense increased by $5.1 million, or 33.3% for the six months ended June 30, 1997 to $20.6 million from $15.5 million for the comparable six-month period in 1996. The significant increase in operating expenses is primarily due to the Bank's in-store branch expansion program which accounted for $3.6 million of operating expenses in the first half of 1997. Most of the increase in operating expenses is due to an increase of $3.2 million in compensation and benefit costs. Employee compensation increased by $2.9 million from the same period last year primarily due to salary expense of $2.1 million incurred for the Bank's in-store branch program. Salary costs for the Bank's subsidiary, CIS, Inc., increased $265,000 due to higher sales volume. The remainder of the increase in salary costs was due to normal merit increases. In addition, federal social security taxes increased $256,000 due to a higher salary base. ESOP compensation increased $106,000 from the same period last year due to the increase in the average price of Haven Bancorp common stock for the period. Hospitalization and unemployment insurance increased $161,000 from 1996 due to the increase in staff. Finally, pension expense decreased $411,000 since the Bank's retirement plan was frozen at July 1, 1996. This was partly offset by an increase of $80,000 for matching contributions for the Bank's 401(k) plan for employees. Occupancy and equipment costs increased $880,000 from the comparable period in 1996 primarily due to the Bank's in-store banking program which increased costs by $932,000. REO operations, net decreased $120,000 from 1996 due to a decline in REO expenses. The significant decrease in the federal deposit insurance premium costs of $872,000 was due to a decrease in the assessment rate from 23 basis points in 1996 to 6.48 basis points in 1997. Finally, miscellaneous operating costs increased $2.0 million, or 45.5% to $6.5 million for the six months ended June 30, 1997 compared to $4.5 million for the same period last year. The 1996 results included the reversal of a $389,000 reserve regarding claims which were subsequently paid by Nationar, an entity that previously provided check collection services for the Bank. In addition, other operating losses increased $69,000 from the comparable period last year. Operating expenses including stationery and telephone increased approximately $395,000 due to the Bank's in-store branch program. Consulting fees increased $219,000 from 1996 primarily due to the implementation of the in-store branch program. Professional fees increased $124,000 from 1996 due to professional services related to the formation of CPCC. The cost of EDP services provided to the Bank increased $142,000 due to the growth in deposit accounts. Finally, the costs for advertising and NYCE fees increased $155,000 and $111,000, respectively, due to the growth in both the loan portfolio and deposit base.

INCOME TAX EXPENSE. Income tax expense was $3.3 million for an effective tax rate of 37.1% for the six months ended June 30, 1997 compared to income tax expense of $5.2 million for an effective tax rate of 46.8% for the comparable period in 1996. The decrease in the effective tax rate is due to several factors: First, during the first quarter of 1997, a deferred tax liability of $330,000 was reversed related to the potential recapture of the NYC tax bad debt reserve which was no longer necessary due to NYC tax legislation enacted earlier this year. The NYC tax law was amended in the first quarter of 1997 to conform to the NYS tax treatment for bad debt reserves. The legislation "decouples" New York State's and New York City's thrift bad debt provisions from the federal tax law and allows for the use of the percentage of taxable income method ("PTI") for tax computing the bad debt reserves. The second factor which contributed to the tax savings when compared to the prior period was the switch to the PTI method for calculating the bad debt deduction for NYC. The final factor contributing to the decline in the effective tax rate for 1997 was the establishment of the REIT subsidiary.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At June 30, 1997, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional $12.9 million of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) 27.1 Financial Data Schedule.
         (b) None.


PART III.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK
           Not applicable.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  August 13, 1997         By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  August 13, 1997         By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer
