Form 10-Q
period 1997-09-30
HAVEN BANCORP INC
filed 1997-11-14
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997         OR

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

                          (718) 850-2500
        (Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 8,783,506 shares of the Registrant's common stock outstanding as of November 13, 1997.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of September 30, 1997 and December 31, 1996     3

         Consolidated Statements of Income for the
         Three Months and Nine Months ended
         September 30, 1997 and 1996                        4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Nine Months
         ended September 30, 1997 and 1996                  5

         Consolidated Statements of Cash Flows for the
         Nine months ended September 30, 1997 and 1996      6

         Notes to Consolidated Financial Statements      7-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  14-33

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk                                       33


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 33

Item 2.  Changes in Securities and Use of Proceeds         33

Item 3.  Defaults Upon Senior Securities                   33

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           33

Item 5.  Other Information                                 34

Item 6.  Exhibits and Reports on Form 8-K                  34



    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                      September 30, December 31,
                                                                          1997         1996
                                                                      ------------- ------------
ASSETS
Cash and due from banks                                                 $   34,993   $   28,848
Money market investments                                                     5,215        6,869
Securities available for sale (note 2)                                     419,124      370,105
Debt securities held to maturity (estimated fair value of $87,989
  and $96,324 in 1997 and 1996, respectively) (note 2)                      88,360       97,307
Federal Home Loan Bank of NY stock, at cost                                 11,240        9,890
Mortgage-backed securities held to maturity (estimated fair value of
  $172,434 and $195,682 in 1997 and 1996, respectively) (note 2)           172,736      197,940
Loans:
  First mortgage loans                                                   1,014,579      793,556
  Cooperative apartment loans                                               19,844       19,936
  Other loans                                                               31,852       34,094
                                                                         ---------    ---------
     Total loans                                                         1,066,275      847,586
Less allowance for loan losses                                             (11,954)     (10,704)
                                                                         ---------    ---------
  Loans, net                                                             1,054,321      836,882
Premises and equipment, net                                                 17,134        8,820
Accrued interest receivable                                                 11,761       12,172
Other assets                                                                18,400       14,712
                                                                         ---------    ---------
     Total assets                                                       $1,833,284   $1,583,545
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 3)                                                     $1,310,471   $1,137,788
  Borrowed funds                                                           390,665      326,433
  Mortgagors' escrow balances                                                5,042        4,621
  Due to broker                                                               -           1,000
  Other liabilities                                                         17,161       14,319
                                                                         ---------    ---------
     Total liabilities                                                   1,723,339    1,484,161
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                           -            -
  Common stock, $.01 par value, 10,500,000 shares authorized,
    9,918,750 shares issued; 8,772,104 and 8,650,814 shares
    outstanding at September 30, 1997 and December 31, 1996                    100          100
  Additional paid-in capital                                                49,525       48,794
  Retained earnings, substantially restricted                               71,266       65,092
  Unrealized gain (loss) on securities available for sale, net
    of tax effect                                                            1,669         (840)
  Treasury stock, at cost (1,146,646 and 1,267,936 shares at September
    30, 1997 and December 31, 1996)                                        (10,322)     (11,049)
  Unallocated common stock held by Bank's ESOP                              (1,609)      (1,854)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (182)        (267)
  Unearned compensation                                                       (502)        (592)
                                                                         ---------    ---------
      Total stockholders' equity                                           109,945       99,384
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $1,833,284   $1,583,545
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

Note - Share information has been restated to fully reflect the 2-for-1 stock split effective November 1997.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                       ------------------    ------------------
                                                       1997          1996    1997          1996
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $19,811     $13,715   $54,878     $37,670
  Other loans                                              808         884     2,424       2,781
  Mortgage-backed securities                             8,541       9,575    23,773      29,617
  Money market investments                                  83          40       273         139
  Debt and equity securities                             3,332       3,749    11,640      10,674
                                                        ------      ------    ------      ------
     Total interest income                              32,575      27,963    92,988      80,881
                                                        ------      ------    ------      ------
Interest expense:
 Deposits:
  Passbook accounts                                      2,387       2,342     6,938       7,027
  NOW accounts                                             277         247       772         704
  Money market accounts                                    470         482     1,329       1,417
  Certificate accounts                                  10,394       8,274    28,085      23,987
 Borrowings                                              5,817       4,627    16,827      12,404
                                                        ------      ------    ------      ------
     Total interest expense                             19,345      15,972    53,951      45,539
                                                        ------      ------    ------      ------
Net interest income                                     13,230      11,991    39,037      35,342
Provision for loan losses                                  700         700     2,150       2,475
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     12,530      11,291    36,887      32,867
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           271         293       775       1,517
  Savings/checking fees                                  1,452         867     3,775       2,440
  Net (loss) gain on sales of interest-earning assets       (7)        (11)      (23)         88
  Insurance annuity and mutual fund fees                 1,024         837     2,827       2,329
  Other                                                    471         265     1,011         814
                                                        ------      ------    ------      ------
     Total non-interest income                           3,211       2,251     8,365       7,188
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                              6,488       3,423    17,380      11,097
  Occupancy and equipment                                1,760         840     4,398       2,598
  Real estate owned operations, net                         99           8       283         312
  SAIF Recapitalization                                   -          6,800      -          6,800
  Federal deposit insurance premiums                       165         629       529       1,865
  Other                                                  3,502       2,324    10,031       6,812
                                                        ------      ------    ------      ------
     Total non-interest expense                         12,014      14,024    32,621      29,484
                                                        ------      ------    ------      ------
Income (loss) before income tax expense (benefit)        3,727        (482)   12,631      10,571
Income tax expense (benefit)                             1,276        (559)    4,575       4,610
                                                        ------      ------    ------      ------
Net income                                              $2,451      $   77    $8,056      $5,961
                                                        ======      ======    ======      ======
Net income per common share:  Primary                   $ 0.27      $ 0.01    $ 0.89      $ 0.68
                                                        ======      ======    ======      ======
                              Fully diluted             $ 0.27      $ 0.01    $ 0.88      $ 0.68
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

Note - Per share amounts have been restated to fully reflect the 2-for-1 stock split effective November 1997.

                              HAVEN BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
            Nine months ended September 30, 1997 and 1996 (Unaudited)

                                                                  Unrealized
                                                                  Gain (Loss)           Unallocated  Unearned
                                             Additional          on Securities            Common      Common
                                      Common  Paid-In   Retained   Available   Treasury Stock Held  Stock Held   Unearned
                                      Stock   Capital   Earnings   for Sale     Stock     by ESOP     by RRP   Compensation Total
                                      ------ ---------- -------- ------------- -------- ----------- ---------- ------------ -----
                                                                                 (In thousands)
Balance at December 31, 1996            $100   48,794    65,092       (840)    (11,049)   (1,854)     (267)       (592)    99,384
Net income for the nine months ended
  September 30, 1997                      -       -       8,056        -           -         -          -          -        8,056
Dividends declared (note 5)               -       -      (1,956)       -           -         -          -          -       (1,956)
Treasury stock issued for deferred
  compensation plan (8,988 shares)        -        89       -          -            54       -          -         (143)       -
Stock options exercised, net of tax
  effect (112,302 shares) (note 4)        -       -          74        -           673       -          -          -          747
Change in unrealized loss on
  securities available for sale, net
  of tax effect                           -       -         -        2,509         -         -          -          -        2,509
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                -       642       -          -           -         245        85         -          972
Amortization of deferred compensation
  plan                                    -       -         -          -           -         -          -          233        233
                                         ---   ------    ------     ------      ------    ------     -----       -----    -------
Balance at September 30, 1997           $100   49,525    71,266      1,669     (10,322)   (1,609)     (182)       (502)   109,945
                                         ===   ======    ======     ======      ======    ======     =====       =====    =======
Balance at December 31, 1995           $ 100   47,281    57,919      2,083      (6,023)   (2,197)     (644)        -       98,519
Net income for the nine months ended
  September 30, 1996                      -       -       5,961        -           -         -          -          -        5,961
Dividends declared                        -       -      (1,646)       -           -         -          -          -       (1,646)
Purchase of treasury stock
  (451,074 shares)                        -       -         -          -        (5,516)      -          -          -       (5,516)
Stock options exercised, net of
  tax effect (14,038 shares)              -       412       (18)       -            88       -          -          -          482
Treasury stock issued for deferred
  compensation plans
  (59,930 shares)                         -       411       -          -           371       -          -         (782)       -
Change in unrealized gain (loss) on
  securities available for sale, net
  of tax effect                           -       -         -       (5,067)        -         -          -          -       (5,067)
Allocation of ESOP stock and
  amortization of award of RRP
  stock and related tax benefits          -       460       -          -           -         259       350         -        1,069
Amortization of deferred compensation
  plan                                    -       -         -          -           -         -          -          121        121
                                        ----   ------    ------     ------      ------    ------     -----       -----     ------
Balance at September 30, 1996          $ 100   48,564    62,216     (2,984)    (11,080)   (1,938)     (294)       (661)    93,923
                                        ====   ======    ======     ======      ======    ======     =====       =====     ======

See accompanying notes to consolidated financial statements.
Note - Share amounts have been restated to fully reflect the 2-for-1 stock split effective November 1997.
                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                          ------------------
                                                                            1997      1996
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $ 8,056   $ 5,961
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                               1,205     1,190
   Amortization of net deferred loan origination fees                         (401)      235
   Amortization of premiums and discounts on loans, mortgage-backed
     and debt securities                                                       273      (963)
   Provision for loan losses                                                 2,150     2,475
   Provision for losses on real estate owned                                   100       875
   Deferred income taxes                                                    (1,252)   (5,519)
   SAIF Recapitalization                                                      -        6,800
   Net loss (gain) on sales of interest-earning assets                          23       (88)
   Depreciation and amortization                                             1,010       661
   Decrease in accrued interest receivable                                     411       128
   Decrease in due to broker                                                (1,000)   (5,000)
   Increase (decrease) in other liabilities                                  2,842    (2,022)
  (Increase) decrease in other assets                                       (2,437)    2,190
                                                                           -------    ------
Net cash provided by operating activities                                   10,980     6,923
                                                                           -------    ------
Cash flows from investing activities:
  Net increase in loans                                                   (217,407) (169,072)
  Proceeds from disposition of assets (including REO)                        1,643     2,562
  Purchases of securities available for sale                              (352,407) (254,969)
  Principal repayments and maturities on securities available for sale      26,766    63,887
  Proceeds from sales of securities available for sale                     275,513   237,763
  Purchases of debt securities held to maturity                               -       (7,741)
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                         8,954    36,511
  Purchases of mortgage-backed securities held to maturity                    -      (38,451)
  Principal repayments on mortgage-backed securities held to maturity       24,996    26,138
  Purchases of FHLB stock, net                                              (1,350)     -
  Net (increase) decrease in premises and equipment                         (9,324)    1,254
                                                                           -------   -------
Net cash used in investing activities                                     (242,616) (102,118)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                 172,683    43,811
  Net increase in borrowed funds                                            64,232    48,429
  Increase in mortgagors' escrow balances                                      421     4,459
  Purchase of treasury stock                                                  -       (5,516)
  Payment of common stock dividends                                         (1,956)   (1,646)
  Stock options exercised                                                      747        70
                                                                           -------   -------
Net cash provided by financing activities                                  236,127    89,607
                                                                           -------   -------
Net increase (decrease) in cash and cash equivalents                         4,491    (5,588)
Cash and cash equivalents at beginning of period                            35,717    38,854
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $40,208   $33,266
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
  Interest                                                                 $52,814   $44,208
  Income taxes                                                               3,946     7,624
  Additions to real estate owned                                             1,539     3,237
                                                                            ======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 1997 and 1996
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank, formerly known as Columbia Federal Savings Bank, ("CFS" or the "Bank") and subsidiaries, as of September 30, 1997 and December 31, 1996 and for the three-month and nine-month periods ended September 30, 1997 and 1996, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at September 30, 1997 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 78,213         56        (935)    77,334
  Preferred Stock                                  4,133         35         (23)     4,145
                                                 -------      -----      ------    -------
                                                  82,346         91        (958)    81,479
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                                  946         42         -          988
  FNMA Certificates                               48,934        738         -       49,672
  FHLMC Certificates                              67,971      1,608          (5)    69,574
  CMOs and REMICS                                216,359      2,145      (1,093)   217,411
                                                 -------      -----      ------    -------
                                                 334,210      4,533      (1,098)   337,645
                                                 -------      -----      ------    -------
Total                                           $416,556      4,624      (2,056)   419,124
                                                 =======      =====      ======    =======

The net unrealized gain on securities available for sale at September 30, 1997, was reported as a separate component of stockholders' equity in the amount of $1.7 million, which is net of a tax effect of $915,000.

                DEBT SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities held to maturity at September 30, 1997 are summarized as follows:

                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                           ---------  ----------  ----------  ---------
                                                          (In thousands)
U.S. Government and Agency obligations      $ 42,980       62         (290)      42,752
Corporate debt securities                     45,380       33         (176)      45,237
                                             -------       --       ------      -------
Total                                       $ 88,360       95         (466)      87,989
                                             =======       ==       ======      =======


It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

          MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of MBSs held to maturity at September 30, 1997 are summarized as follows:

                                  Gross       Gross     Estimated
                     Amortized  Unrealized  Unrealized    Fair
                       Cost       Gains      Losses       Value
                     ---------  ----------  ----------  ---------
                                   (In thousands)
FHLMC Certificates   $ 29,614       347        (251)      29,710
FNMA Certificates      64,041       227      (1,024)      63,244
CMOs and REMICs        79,081       806        (407)      79,480
                      -------     -----      ------      -------
     Total           $172,736     1,380      (1,682)     172,434
                      =======     =====      ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

NOTE 3 - SUPERMARKET BANKING AGREEMENT WITH SHOPRITE STORES IN NEW JERSEY AND CONNECTICUT. On September 2, 1997, Haven Bancorp announced that CFS and ShopRite Stores had entered into licensing agreements under which CFS may open as many as twelve in-store supermarket branches in New Jersey and Connecticut. CFS opened its first in-store branch in Hackensack, New Jersey on November 1, 1997 and will have the right of first refusal to open eight additional in-store branches throughout Bergen County, New Jersey. CFS's first in-store branch in Connecticut will be located in Brookfield and is expected to open during January 1998, and CFS has the right of first refusal to open two additional ShopRite locations in Fairfield County, Connecticut. As of September 30, 1997, the Bank had twenty-four in-store bank branches with deposits totaling $115.9 million located in Queens, Brooklyn, Manhattan, Nassau, Suffolk and Rockland Counties. Due to the Bank's expanding in-store branch network, management believed it was critical to have a unique identity throughout the tri-state region. Consequently, in October, 1997 the Board of Directors changed the name of Columbia Federal Savings Bank to CFS Bank.

NOTE 4 - STOCK PLANS. Changes in outstanding options (restated for the 2-for-1 stock split effective November 1997) for the benefit of directors, officers and other key employees of the Bank for the nine months ended September 30, 1997 are as follows:

                                                   Weighted Average
                                          Options   Exercise Price
                                          -------  ----------------
Balance at December 31, 1996              1,324,558      $ 7.59
  Granted                                    34,100       17.09
  Forfeited                                 (12,000)      12.14
  Exercised                                (112,302)       6.65
                                          ---------       -----
Balance at September 30, 1997             1,234,356      $ 7.89
                                          =========       =====
Shares exercisable at September 30, 1997    898,110      $ 6.19
                                          =========       =====

NOTE 5 - DIVIDENDS PAYABLE. On September 17, 1997, the Company's Board of Directors approved a quarterly cash dividend of $0.15 per share, payable on October 17, 1997, to shareholders of record as of September 29, 1997. On October 23, 1997 Haven Bancorp announced that its Board of Directors had declared a stock split in the form of a 100% stock dividend. Shareholders of record on the close of business October 31, 1997, received one additional share of Haven Bancorp common stock for each share they owned as of that date.
The new shares will be distributed on November 28, 1997. The total number of shares outstanding increased to 8,772,104 shares as of September 30, 1997. The annual cash dividend per common share will be adjusted to $0.30 per share, or $0.075 per share quarterly, which is unchanged from the present level.

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

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. Primary and fully diluted net income per share were determined by dividing net income by the weighted average number of shares outstanding, restated for the 2-for-1 stock split, effective November, 1997. There were 9,171,246 primary shares outstanding and 9,224,852 fully diluted shares outstanding for the three months ended September 30, 1997. There were 9,086,884 primary shares outstanding and 9,199,856 fully diluted shares outstanding for the nine months ended September 30, 1997. The weighted average number of shares outstanding does not include 321,798 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of September 30, 1997 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Stock options are regarded as common stock equivalents and are considered in both primary earnings per share and fully diluted earnings per share using the treasury stock method.

NOTE 8 - SUBSEQUENT EVENT. On November 7, 1997, the Bank entered into an agreement to purchase an office building in Westbury, Long Island, New York for $7.3 million. The building will be the Company and the Bank's corporate headquarters. The closing is expected to be in late November 1997.

Statements made herein that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those related to overall business conditions in the markets in which Haven operates, fiscal and monetary policy, competitive products and pricing, credit risk management, changes in regulations affecting financial institutions and other risks and uncertainties discussed from time to time in the Company's SEC filings, including its 1996 Form 10-K. The Company disclaims any obligation to publicly announce future events or developments, which affect the forward-looking statements herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                        GENERAL

Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") is the holding company for CFS Bank, formerly known as Columbia Federal Savings Bank ("CFS" or the "Bank"), a federally chartered stock savings bank. CFS converted from a mutual to a stock savings bank on September 23, 1993 in conjunction with the issuance of the Bank's capital stock to Haven Bancorp.

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

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1996
TO SEPTEMBER 30, 1997

                            ASSETS

Total assets increased by $249.7 million, or 15.8% to $1.83 billion at September 30, 1997. Securities available for sale ("AFS") increased by $49.0 million, or 13.2% to $419.1 million at September 30, 1997 from $370.1 million at December 31, 1996. During the nine months ended September 30, 1997, the Bank purchased $307.6 million of MBSs, $31.3 million of government agency securities and $5.9 million of FHLMC Preferred Stock for its AFS portfolio and the Company purchased $7.6 million of other preferred stock issues for its AFS portfolio. These purchases were partially offset by sales from and principal repayments to the AFS portfolio of $275.5 million and $26.8 million, respectively. The purchases for the AFS portfolio during the nine month period ended September 30, 1997 included $41.5 million related to the $85.0 million leverage program which was implemented in February 1997. Debt securities held to maturity declined by $8.9 million, or 9.2% to $88.4 million at September 30, 1997 from $97.3 million at December 31, 1996 mainly due to principal repayments, maturities and calls totalling $9.0 million. MBSs held to maturity declined by $25.2 million, or 12.7% to $172.7 million at September 30, 1997 from $197.9 million at December 31, 1996 also due to principal repayments on the portfolio. There were no purchases of debt securities or MBSs held to maturity during the nine months ended September 30, 1997.

Net loans increased by $217.4 million, or 26.0% to $1.05 billion at September 30, 1997 from $836.9 million at December 31, 1996. Loan originations and purchases during the nine month period ended September 30, 1997 totaled $325.3 million (comprised of $234.3 million of residential one-to four-family mortgage loans, $78.6 million of commercial real estate and multi-family loans, $8.6 million of equity loans and lines of credit and $3.8 million of construction advances). Originations of residential one-to four-family mortgage loans included purchases of $128.1 million of residential loans in the secondary market to enhance the Bank's internal loan origination volume. During the nine month period of 1997, principal payments totaled $106.8 million, $1.5 million was transferred to real estate owned ("REO") and $838,000 of loans were sold in the secondary market.

                        LIABILITIES

Deposits increased by $172.7 million, or 15.2% to $1.31 billion at September 30, 1997 from $1.14 billion at December 31, 1996 primarily due to deposit inflows in the Bank's in-store bank branches which had deposits totaling $115.9 million at September 30, 1997 compared to $12.1 million at December 31, 1996. The Bank had twenty-four in-store bank branches as of September 30, 1997 compared to four in-store branches at December 31, 1996. The Bank expects to open nine additional in-store bank branches during the fourth quarter of 1997 and twenty-four in 1998; twelve in Pathmark Stores in New York and twelve in ShopRite stores in New Jersey and Connecticut, although there can be no assurance that such schedule will be met. Core deposits (comprised of checking, savings and money market accounts) were equal to 29.6% of total in-store branch deposits at September 30, 1997 compared to 45.9% in the Bank's eight traditional branches. Overall, core deposits represented 44.5% of total deposits at September 30, 1997 compared to 47.2% at December 31, 1996. Borrowed funds increased by $64.2 million, or 19.7% to $390.7 million at September 30, 1997 from $326.4 million at December 31, 1996 primarily due to the addition of $25.0 million of Capital Securities issued by Haven Capital Trust I in February 1997 which are included in borrowed funds in the consolidated statements of financial condition and the addition of an $85.0 million leverage program which was implemented during the first quarter to offset the additional interest expense resulting from the issuance of the Capital Securities. A portion of the increase was offset by the pay-down of short-term borrowings as a result of deposit growth during 1997.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity increased to $109.9 million at September 30, 1997 from $99.4 million at December 31, 1996. The increase in stockholders' equity was due to net income of $8.1 million for the nine months ended September 30, 1997, a reduction of $2.5 million in the unrealized loss on securities AFS and $747,000 related to the exercise of stock options. In addition, the allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs and amortization of deferred compensation plan increased stockholders' equity by $1.2 million. These increases were partially offset by dividends declared of $2.0 million.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and REO.

                                   September 30,    December 31,
                                       1997             1996
(Dollars in Thousands)               --------       ------------
Non-accrual loans
  One-to four-family                  $ 3,455           4,083
  Cooperative                             533             431
  Multi-family                          2,336           1,463
  Non-residential and other             4,042           4,756
                                       ------          ------
     Total non-accrual loans           10,366          10,733
                                       ------          ------
Restructured loans
  One-to four-family                      682             887
  Cooperative                             358             486
  Multi-family                          1,173           1,427
  Non-residential and other              -                360
                                       ------          ------
     Total restructured loans           2,213           3,160
                                       ------          ------
     Total non-performing loans        12,579          13,893
                                       ------          ------
REO, net
  One-to four-family                      628             266
  Cooperative                             345             292
  Non-residential and other               451             561
                                       ------          ------
     Total REO                          1,424           1,119
  Less allowance for REO                   78              81
                                       ------          ------
     REO, net                           1,346           1,038
                                       ------          ------
     Total non-performing assets      $13,925          14,931
                                       ======          ======
Non-performing loans to total loans      1.18%           1.64%
Non-performing assets to total assets    0.76            0.94
Non-performing loans to total assets     0.69            0.88


The $1.0 million decrease in non-performing assets is due to a decrease of $947,000 in restructured loans and a decrease of $367,000 in non-accrual loans partially offset by a $308,000 net increase in REO. The decrease in non-performing assets was primarily due to the reclassification of six performing restructured real estate loans totaling $947,000 to performing status during the first nine months of 1997. The ratio of non-performing loans to total loans decreased primarily due to total loans which increased by $218.7 million during the nine months. The decreases in the ratios of non-performing assets to total assets and non-performing loans to total assets were due to the aforementioned reduction in restructured loans and an increase of $249.7 million in total assets during the nine-month period ended September 30, 1997.

REO, net increased by $308,000, or 29.7% to $1.3 million (net of a $78,000 reserve) at September 30, 1997 from $1.0 million (net of a $81,000 reserve) at December 31, 1996. During the third quarter of 1997, the Bank acquired $213,000 of REO properties, sold $220,000 of REO, and recorded write-downs to fair value of $32,000 on various properties. During the first nine months of 1997, the Bank acquired $1.5 million of REO, sold $677,000 of REO and recorded write-downs to fair value of $558,000 on various properties.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1997 and 1996:

                                                1997      1996
(Dollars in Thousands)                         -------   -------
Balance at beginning of period                 $10,704     8,573
Charge-offs:
   Residential                                    (369)     (703)
   Cooperative                                    (840)     (448)
   Multi-family                                   -          (30)
   Non-residential and other                      (257)     (360)
                                                ------    ------
     Total charge-offs                          (1,466)   (1,541)
                                                ------    ------
   Recoveries                                      566       807
                                                ------    ------
   Net charge-offs                                (900)     (734)
   Provision for loan losses                     2,150     2,475
                                                ------    ------
Balance at end of period                       $11,954    10,314
                                                ======    ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period    0.13%     0.15%
Ratio of allowance for loan losses to
  total loans at the end of the period           1.12      1.40
Ratio of allowance for loan losses to non-
  performing loans at the end of the period     95.03     75.44


The ratio of net charge-offs during the first nine months of 1997 to average loans outstanding decreased primarily due to average loans outstanding which increased $307.8 million, or 47.5% due to originations during the period. The ratio of allowance for loan losses to total loans decreased primarily due to the increase in loans outstanding during 1997. The ratio of allowance for loan losses to non-performing loans increased between the periods due to the decrease in non-performing loans and an increase in the allowance for loan losses. The Bank's allowance for loan losses was $12.0 million and $10.3 million at September 30, 1997 and 1996, respectively, while non-performing loans totalled $12.6 million and $13.7 million, respectively, at those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. During the first nine months of 1997, the Bank originated or purchased $129.0 million of residential adjustable-rate mortgages and $67.9 million of adjustable-rate multi-family, commercial real estate and construction loans. During the same period, the Bank purchased $231.1 million of fixed rate debt securities and MBSs to take advantage of higher yields compared to rates offered on adjustable-rate securities. At September 30, 1997, $258.7 million, or 50.7% of the Company's MBS portfolio were adjustable-rate MBSs. In addition, $50.4 million, or 30.4% of the Company's debt securities portfolio were floating rate securities. The adjustable-rate portion of the MBS portfolio is allocated as follows: $249.6 million is in the AFS portfolio and $9.0 million is in the held to maturity portfolio. The Company's adjustable-rate debt securities which total $50.4 million are all AFS securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of passbook, money market, NOW and demand accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At September 30, 1997 core deposits represented 44.5% of deposits compared to 47.2% of deposits at December 31, 1996. Core deposits for the Bank's eight traditional branches was 45.9% compared to 29.6% for the Bank's twenty four in-store bank branches. During the first nine months of 1997, passbook accounts increased by $10.0 million, net of interest and certificates of deposit increased by $124.3 million, net of interest. The number of checking accounts increased by 23,649, or 36.8% to 87,998 at September 30, 1997 from 64,349 at December 31, 1996. Most of the increase, or 19,932 accounts is attributable to the Bank's in-store bank branches. The balance of certificate accounts outstanding at September 30, 1997 was $742.2 million compared to $601.1 million at December 31, 1996. A major portion of the increase, $73.9 million, is attributable to the Bank's in-store branches. The Company expects to attract a higher percentage of core deposits from its in-store bank branch locations as these locations continue to grow and mature.

                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 5%. The Bank's ratio was 8.76% at September 30, 1997 compared to 14.99% at December 31, 1996. The decrease in the liquidity ratio during the nine-month period is due to a decline of $41.4 million in U.S. government securities in the Bank's AFS portfolio due to the Bank's management of the AFS portfolio.

The Company's primary sources of funds are deposits, principal and interest payments on loans and MBSs, retained earnings and advances from the Federal Home Loan Bank of NY ("FHLB-NY"). Proceeds from the sale of AFS securities are also a source of funding, as are, to a lesser extent, the sales of annuities and securities brokerage activities conducted by the Bank's subsidiary, CFS Investment Services, Inc., formerly known as Columbia Investment Services, Inc. ("CIS"). While maturities and scheduled amortization of loans and MBSs are somewhat predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1997 and December 31, 1996, cash and short and intermediate-term investments totaled $40.2 million and $35.7 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs AFS. Other sources of funds include FHLB advances, which at September 30, 1997, totaled $201.1 million. If needed, the Bank may borrow an additional $15.9 million from the FHLB. An additional source of funds are repurchase agreements which the Bank utilized during the first quarter to complete an $85.0 million leverage program.

As of September 30, 1997, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(3)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $121,612   6.67%       $121,612   6.67%       $132,139   14.46%

Minimum regulatory requirement      27,347   1.50          54,693   3.00(3)       73,098    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $ 94,265   5.17%       $ 66,919   3.67%       $ 59,041    6.46%
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

                                                              Three months ended September 30,
                                                           1997                        1996
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,005,225 $19,811   7.88%  $  679,279 $13,715   8.08%
 Other loans                                       32,027     808  10.09       35,023     884  10.10
 Mortgage-backed securities                       503,448   8,541   6.79      552,471   9,575   6.93
 Money market investments                           5,137      83   6.46        2,693      40   5.94
 Debt and equity securities                       183,095   3,332   7.28      224,835   3,749   6.67
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,728,932  32,575   7.54    1,494,301  27,963   7.49
Non-interest earning assets                        88,256  ------              63,885  ------
                                                ---------                   ---------
   Total assets                                 1,817,188                   1,558,186
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Passbook accounts                                376,276   2,387   2.54      373,418   2,342   2.51
 Certificate accounts                             705,785  10,394   5.89      583,711   8,274   5.67
 NOW accounts                                     137,362     277   0.81      111,174     247   0.89
 Money market accounts                             55,136     470   3.41       56,989     482   3.38
 Borrowed funds                                   406,126   5,817   5.73      316,095   4,627   5.86
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,680,685  19,345   4.60    1,441,387  15,972   4.43
Other liabilities                                  27,636  ------              20,423  ------
                                                ---------                   ---------
   Total liabilities                            1,708,321                   1,461,810
Stockholders' equity                              108,867                      96,376
                                                ---------                   ---------
Total liabilities and stockholders' equity     $1,817,188                  $1,558,186
                                                =========                   =========
Net interest income/net interest rate spread              $13,230   2.94%             $11,991   3.06%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $48,247           3.06%     $52,914           3.21%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             102.87%                     103.67%
                                                           ======                      ======

                                                             Nine months ended September 30,
                                                           1997                        1996
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $  922,207 $54,878   7.93%  $  610,837 $37,670   8.22%
 Other loans                                       32,900   2,424   9.82       36,498   2,781  10.16
 Mortgage-backed securities                       467,804  23,773   6.78      574,702  29,617   6.87
 Money market investments                           6,140     273   5.93        2,947     139   6.29
 Debt and equity securities                       216,971  11,640   7.15      220,136  10,674   6.47
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,646,022  92,988   7.53    1,445,120  80,881   7.46
Non-interest earning assets                        94,300  ------              63,520  ------
                                                ---------                   ---------
   Total assets                                 1,740,322                   1,508,640
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Passbook accounts                                370,311   6,938   2.50      376,315   7,027   2.49
 Certificate accounts                             651,189  28,085   5.75      565,507  23,987   5.66
 NOW accounts                                     129,358     772   0.80      109,980     704   0.85
 Money market accounts                             54,617   1,329   3.24       59,178   1,417   3.19
 Borrowed funds                                   385,190  16,827   5.82      282,141  12,404   5.86
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,590,665  53,951   4.52    1,393,121  45,539   4.36
Other liabilities                                  45,013  ------              23,339  ------
                                                ---------                   ---------
   Total liabilities                            1,635,678                   1,416,460
Stockholders' equity                              104,644                      92,180
                                                ---------                   ---------
Total liabilities and stockholders' equity     $1,740,322                  $1,508,640
                                                =========                   =========
Net interest income/net interest rate spread              $39,037   3.01%             $35,342   3.10%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $55,357           3.16%     $51,999           3.26%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.48%                     103.73%
                                                           ======                      ======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

GENERAL. The Company reported net income of $2.5 million for the three months ended September 30, 1997 compared to net income of $77,000 for the three months ended September 30, 1996. The significant increase in earnings was primarily attributable to the fact that non-interest expenses for the third quarter of 1996 included a one-time special assessment of $6.8 million to recapitalize the SAIF insurance fund. Net interest income increased $1.2 million to $13.2 million for the three months ended September 30, 1997 primarily due to an increase in interest income of $4.6 million due to the growth in the mortgage loan portfolio. Non-interest income increased $960,000 when compared to the same period last year mainly due to an increase in savings and checking fees associated with the Bank's in-store branch expansion program. Non-interest expenses, excluding the SAIF recapitalization, increased $4.8 million compared to the same period last year primarily due to costs associated with the Bank's in-store program which included twenty-four locations as of September 30, 1997. Finally, the provision for tax expense increased $1.8 million for the third quarter of 1997 due to pre-tax income which increased $4.2 million.

INTEREST INCOME. Interest income increased by $4.6 million, or 16.5% to $32.6 million for the three months ended September 30, 1997 from $28.0 million for the three months ended September 30, 1996. The increase was primarily the result of a $6.1 million increase in interest income on mortgage loans, and an increase of $43,000 in interest income on money market investments. These increases were partially offset by decreases in interest income on MBSs, debt and equity securities and other loans of $1.0 million, $417,000 and $76,000, respectively.

Interest income on mortgage loans increased by $6.1 million, or 44.4% to $19.8 million for the three months ended September 30, 1997, from $13.7 million for the comparable three-month period in 1996, primarily as a result of an increase in average balances of mortgage loans of $325.9 million partially offset by a decrease in the average yield on mortgage loans of 20 basis points. The increase in average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, for the fourth quarter of 1996 and the first nine months of 1997 which totalled $117.9 million and $316.7 million, respectively.
The originations for both periods were partially offset by principal repayments of $18.4 million and $95.9 million, respectively. The decline in the average yield from the prior year was primarily due to the increasing percentage of residential mortgages to total mortgages which increased from 69.4% at September 30, 1996 to 73.2% at September 30, 1997. Interest income on other loans decreased by $76,000, or 8.6% primarily due to a decrease of $3.0 million in average balances outstanding.

Interest income on MBSs decreased by $1.0 million, or 10.8% to $8.5 million for the three months ended September 30, 1997 from $9.6 million for the comparable three-month period in 1996, primarily due to a decrease in average balances of MBSs of $49.0 million and a decrease in average yield of 14 basis points. During the first nine months of 1997, the Bank sold $170.1 million of MBSs from its AFS portfolio to fund mortgage loan originations, purchases of loans in the secondary market and also to manage the AFS portfolio to improve yield and shorten duration of various securities.

Interest income on debt and equity securities decreased by $417,000, or 11.1% to $3.3 million for the three months ended September 30, 1997 from $3.7 million for the comparable three-month period in 1996, primarily as a result of a decrease in the average balance of $41.7 million, partially offset by the yield which increased 61 basis points. The decline in average balance was due to the sale of callable agency securities which were replaced by adjustable rate CMOs with shorter duration.

INTEREST EXPENSE. Interest expense increased by $3.4 million, or 21.1% to $19.3 million for the three months ended September 30, 1997 from $16.0 million for the three months ended September 30, 1996. The increase was the result of a $2.2 million increase in interest expense on deposits and an increase of $1.2 million in interest expense on borrowings.

Interest on deposits increased by $2.2 million, or 19.2% to $13.5 million for the three months ended September 30, 1997 from $11.3 million for the comparable three-month period in 1996. The increase in interest on deposits was primarily due to the average balance which increased $149.3 million, or 13.3% to $1.27 billion for the three months ended September 30, 1997 from $1.13 billion for the comparable three-month period in 1996. The increase in deposits is partly attributable to the Bank's in-store banking expansion which was implemented during the second quarter of 1996. At September 30, 1997, the Bank had twenty-four in-store bank branches operating with combined deposits totalling $115.9 million compared to two in-store branches with deposits of $6.2 million as of September 30, 1996. Interest expense on certificate accounts increased by $2.1 million, or 25.6% to $10.4 million for the three months ended September 30, 1997 from $8.3 million in the same period in 1996 and accounted for the major portion of the increase in interest expense for the period. Certificate account average balances increased by $122.1 million, or 20.9% to $705.8 million (which included $81.6 million, or 70% of in-store bank branch balances at September 30, 1997) for the three months ended September 30, 1997 from $583.7 million for the comparable three-month period in 1996. The average cost of certificate accounts was 5.89% for the third quarter of 1997 compared to 5.67% for the comparable 1996 period due to the increase in market interest rates.

Interest on borrowed funds increased by $1.2 million, or 25.7% to $5.8 million for the three months ended September 30, 1997 from $4.6 million for the comparable three-month period in 1996. Borrowed funds on an average basis increased by $90.0 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1997 as part of a $85.0 million leverage program that was completed during the first quarter of 1997 to offset the additional interest expense resulting from the issuance of $25 million of 10.46% Capital Securities by Haven Capital Trust I in February 1997. The average rate paid on borrowings decreased to 5.73% for the three months ended September 30, 1997 from 5.86% for the comparable prior-year period due to changes in market rates.

NET INTEREST INCOME. Net interest income increased by $1.2 million to $13.2 million for the three months ended September 30, 1997 from $12.0 million for the three months ended September 30, 1996. The increase is primarily due to total interest-earning assets which increased by $234.6 million, or 15.7% to $1.73 billion for the three months ended September 30, 1997 from $1.49 billion in the same period last year primarily due to growth in the Bank's mortgage loan portfolio. In addition, the average yield on interest-earning assets increased to 7.54% for the three months ended September 30, 1997 from 7.49% for the three months ended September 30, 1996. This increase was offset by the average cost on interest-bearing liabilities which increased to 4.60% from 4.43% for the three months ended September 30, 1997 and 1996, respectively. The average balance of interest-bearing liabilities increased by $239.3 million, or 16.6% to $1.68 billion for the three months ended September 30, 1997 from $1.44 billion for the three months ended September 30, 1996. The net interest spread was 2.94% for the three months ended September 30, 1997 compared to 3.06% for the comparable period in 1996.

PROVISION FOR LOAN LOSSES. The Bank provided $700,000 for loan losses for both the three months ended September 30, 1997 and 1996, respectively.

NON-INTEREST INCOME. Non-interest income increased by $960,000, or 42.6% for the three months ended September 30, 1997 to $3.2 million from $2.3 million for the three month period in 1996. Savings and checking fees increased by $585,000, or 67.5% to $1.5 million for the third quarter of 1997 compared to $867,000 for the same period last year. The significant increase in fees is due to the number of checking accounts which increased by 26,719, or 43.6% to 87,998 at September 30, 1997 from 61,279 at September 30, 1996 due to the Bank's strategy to continue to attract lower cost core deposit balances. A significant portion of the growth in checking accounts, approximately 20,357, is attributable to the Bank's in-store bank branch program. The in-store bank branches generated savings and checking fees of $507,000 for the third quarter of 1997 compared to $23,000 for the third quarter of 1996. Insurance, annuity and mutual fund fees increased by $187,000, or 22.3% between the period due to an increase in sales volume, including $211,000 in revenue from in-store bank branches. Other non-interest income increased $206,000, or 77.7% to $471,000 for the three months ended September 30, 1997 from $265,000 for the prior year period. The increase was due to fee income of $82,000 on the sale of stamps via the ATM machines, a new service implemented during 1997. In addition, referral fees and miscellaneous income increased $20,000 and $85,000, respectively.

NON-INTEREST EXPENSE. Non-interest expense decreased by $2.0 million, or 14.3% for the three months ended September 30, 1997 to $12.0 million from $14.0 million for the comparable three-month period in 1996. The decrease in non-interest expenses was due to the fact that the third quarter of 1996 included a one-time special assessment of $6.8 million for the recapitalization of the SAIF insurance fund. However, a major portion of this savings was offset by operating expenses totalling $3.3 million incurred for the Bank's in-store branch expansion program. Compensation and benefit costs increased by $3.1 million, or 89.5% to $6.5 million for the three months ended September 30, 1997 from $3.4 million for the same period last year. The in-store branch expansion accounts for $1.8 million of the increase in compensation costs since the Bank has hired approximately 250 new employees for the in-store program as of September 30, 1997. Salary costs for the Bank's subsidiary, CIS, Inc., increased $155,000 due to higher sales volume. The remainder of the increase in salary costs was due to normal merit increases. In addition, federal social security taxes increased $136,000 from the prior period due to a higher salary base. Pension expense increased $661,000 since the Bank's retire-ment plan was frozen as of July 1, 1996 and the results for the prior period included the reversal of pension accruals booked previously during 1996. Occupancy and equipment costs increased $920,000 primarily due to the Bank's in-store banking program which accounted for $831,000 of the increase. REO operations, net increased $91,000 from the comparable period last year due to a decline in profits realized from the sale of properties. The significant decrease in the federal deposit insurance premium costs of $464,000 was due to a decrease in the assessment rate from 23 basis points in 1996 to 6.48 basis points in 1997. Finally, miscellaneous operating costs increased $1.2 million, or 50.7% to $3.5 million for the third quarter of 1997 compared to $2.3 million for the third quarter of 1996. Operating expenses including stationery, telephone, postage, insurance and miscellaneous costs increased $562,000 primarily due to the Bank's in-store branch expansion program. Consulting fees increased $127,000 from the same period last year also due to the in-store expansion. The cost of EDP services provided to the Bank increased $187,000 primarily due to growth in deposit accounts. The costs incurred for advertising increased $150,000 due to the growth in both the loan portfolio and deposit base.

INCOME TAX EXPENSE. Income tax expense was $1.3 million for an effective tax rate of 34.2% for the three months ended September 30, 1997 compared to an income tax credit of $559,000 for the prior year period. The decrease in the effective tax rate was due, in part, to the switch to the percentage of taxable income ("PTI") method for calculating the bad debt deduction for New York City and to the establishment of a REIT subsidiary, Columbia Preferred Capital Corp. ("CPCC"), effective June 9, 1997, which resulted in certain tax savings.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL. The Company reported net income of $8.1 million for the nine months ended September 30, 1997 compared to net income of $6.0 million for the nine months ended September 30, 1996. The $2.1 million increase was primarily attributable to net interest income and non-interest income which increased $3.7 million and $1.2 million, respectively. In addition, the provision for loan losses declined $325,000 from the previous period. These increases were partially offset by non-interest expenses which increased by $3.1 million primarily due to the Bank's in-store branch expansion program.

INTEREST INCOME. Interest income increased by $12.1 million, or 15.0% to $93.0 million for the nine months ended September 30, 1997 from $80.9 million for the nine months ended September 30, 1996. The increase was primarily the result of a $17.2 million increase in interest income on mortgage loans, an increase of $966,000 in interest income on debt and equity securities, and an increase of $134,000 in interest income on money market investments. These increases were partially offset by a decrease in interest income on MBSs and other loans of $5.8 million and $357,000, respectively.

Interest income on mortgage loans increased by $17.2 million, or 45.7% to $54.9 million for the nine months ended September 30, 1997 from $37.7 million for the comparable nine-month period in 1996, primarily as a result of an increase in average balances of mortgage loans of $311.4 million, partially offset by a decrease in the average yield on mortgage loans of 29 basis points. The increase in the average balance of mortgage loans between the periods was due to mortgage originations, including purchases. The average yield on mortgage loans decreased to 7.93% for the nine months ended September 30, 1997 from 8.22% for the comparable nine-month period in 1996 mainly due to the increasing percentage of relatively lower yielding residential mortgages.

Interest income on other loans decreased by $357,000, or 12.8% to $2.4 million for the nine months ended September 30, 1997 from $2.8 million for the comparable period in 1996 primarily due to a decrease of $3.6 million in average balances outstanding and a decrease of 34 basis points in average yield.

Interest income on MBSs decreased by $5.8 million, or 19.7% to $23.8 million for the nine months ended September 30, 1997 from $29.6 million for the comparable nine-month period in 1996 primarily due to a decrease in average balances of MBSs of $106.9 million. During 1996, sales of MBSs from the AFS portfolio exceeded purchases due to funding needed for mortgage loan originations and the purchase of loans in the secondary market. For the first nine months of 1997, the Bank placed a greater emphasis on MBSs reflecting management's strategy to improve duration and yield of the AFS portfolio with MBSs rather than debt and equity securities.

Interest income on debt and equity securities increased by $966,000, or 9.1% to $11.6 million for the nine months ended September 30, 1997 from $10.7 million for the comparable nine-month period in 1996 primarily as a result of an increase in average yield of 68 basis points. The increase in the average yield was due to the purchase of debt and equity securities yielding approximately 7.3% which were designated as AFS, offsetting sales yielding approximately 6.9%.

INTEREST EXPENSE. Interest expense increased by $8.4 million, or 18.5% to $54.0 million for the nine months ended September 30, 1997 from $45.5 million for the nine months ended September 30, 1996. The increase was the result of a $4.0 million increase in interest expense on deposits and an increase of $4.4 million in interest expense on borrowings.

Interest on deposits increased by $4.0 million, or 12.0% to $37.1 million for the nine months ended September 30, 1997 from $33.1 million for the comparable nine-month period in 1996. The increase in interest on deposits was primarily due to the average balance which increased $94.5 million, or 8.51% to $1.21 billion for the nine months ended September 30, 1997 from $1.11 billion for the comparable nine-month period in 1996. The deposit growth is primarily attributable to the Bank's in-store banking program which was implemented during the second quarter of 1996. The increase in average balance was primarily due to certificate account balances which increased $85.7 million, or 15.2% to $651.2 million for the nine months ended September 30, 1997 from $565.5 million for the comparable nine-month period in 1996. Interest expense on certificate accounts increased by $4.1 million, or 17.1% to $28.1 million for the nine months ended September 30, 1997 from $24.0 million in the same period in 1996 primarily due to the growth in average balances primarily in the in-store branches. The average cost of certificate accounts was 5.75% for the first nine months of 1997 compared to 5.66% for the comparable period in 1996. Interest expense on passbook accounts decreased by $89,000, or 1.3% to $6.9 million for the nine months ended September 30, 1997 from $7.0 million in the same period in 1996 primarily due to a decrease in average balances due to customers seeking higher yielding investment opportunities including the Bank's certificate of deposit accounts. The average cost of all deposits was 4.11% for the period ended September 30, 1997 compared to 3.98% for the period ended September 30, 1996.

Interest on borrowed funds increased by $4.4 million, or 35.7% to $16.8 million for the nine months ended September 30, 1997 from $12.4 million for the comparable nine-month period in 1996.

Borrowed funds on an average basis increased by $103.0 million between the periods due to the addition of $25.0 million of Capital Securities issued by Haven Capital Trust I in February 1997 which are included in borrowed funds and the addition of an $85.0 million leverage program which was implemented during the first quarter to offset the additional interest expense resulting from the issuance of the Capital Securities.

NET INTEREST INCOME. Net interest income increased by $3.7 million to $39.0 million for the nine months ended September 30, 1997 from $35.3 million for the nine months ended September 30, 1996. The increase is primarily due to total interest-earning assets which increased $200.9 million, or 13.9% to $1.65 billion for the nine months ended September 30, 1997 from $1.45 billion for the same period last year primarily due to the growth in the Bank's mortgage loan portfolio. In addition, the average yield on interest-earning assets increased to 7.53% from 7.46% for the nine months ended September 30, 1997 and 1996, respectively. This increase was offset by the average cost on interest-bearing liabilities which increased to 4.52% from 4.36% for the nine months ended September 30, 1997 and 1996, respectively. The net interest spread was 3.01% for the nine months ended September 30, 1997 compared to 3.10% for the comparable period in 1996.

PROVISION FOR LOAN LOSSES. The Bank recorded $2.2 million for loan losses for the nine months ended September 30, 1997 compared to $2.5 million for the comparable nine-month period in 1996.

NON-INTEREST INCOME. Non-interest income increased by $1.2 million, or 16.4% for the nine months ended September 30, 1997 to $8.4 million from $7.2 million for the comparable nine-month period in 1996. The results for 1996 included $597,000 in loan prepayment fees. Savings and checking fees increased by $1.3 million, or 54.7% to $3.8 million for the first nine months of 1997 compared to $2.4 million for the same period last year due to the increase in the number of checking accounts. The in-store bank branches generated savings and checking fees of $843,000 of the $1.3 million increase for the nine months ended September 30, 1997. Insurance, annuity and mutual fund fees increased by $498,000 due to an increase in sales volume which included $357,000 in revenue from sales originating from in-store bank branches. The Bank realized a net loss of $23,000 on the sale of securities from its AFS portfolio compared to a gain of $88,000 for the same period last year.

NON-INTEREST EXPENSE. Non-interest expense increased by $3.1 million, or 10.6% for the nine months ended September 30, 1997 to $32.6 million from $29.5 million for the comparable nine-month period in 1996. The significant increase in operating expenses is primarily due to the Bank's in-store branch expansion program which accounted for $6.9 million of operating expenses in the first nine months of 1997. Compensation and benefit costs increased by $6.3 million, or 56.6% for the nine months ended September 30, 1997 to $17.4 million from $11.1 million for the prior period. The in-store branch expansion accounts for $3.9 million of the increase in compensation costs. Salary costs for the Bank's subsidiary, CIS, Inc., increased by $419,000 due to higher sales volume. The remainder of the increase in salary costs was due to normal merit increases. In addition, federal social security taxes increased $391,000 from the prior period due to a higher salary base. ESOP compensation increased $162,000 from the same period last year due to the increase in the average price of Haven Bancorp common stock for the period. The cost incurred for hospitalization and group life insurance increased $180,000 from the comparable period last year due to the increase in staff. Finally, pension expense increased $250,000 since the results for 1996 reflect the reversal of pension accruals since the plan was frozen as of July 1, 1996. Occupancy and equipment costs increased $1.8 million primarily due to the Bank's in-store banking program which accounted for $100% of the increase. REO operations, net decreased $29,000 from the comparable period last year due to a decline in loss provisions booked for the REO portfolio. The results for the first nine months of 1996 included a one-time special assessment of $6.8 million which was used to recapitalize the SAIF insurance fund.
The significant decrease in the federal deposit insurance premium costs of $1.3 million was due to a decrease in the assessment rate from 23 basis points in 1996 to 6.48 basis points in 1997 primarily due to the SAIF recapitalization previously discussed. Finally, miscellaneous operating costs increased $3.2 million, or 47.3% to $10.0 million for the nine months ended September 30, 1997 compared to $6.8 million for the same period last year. Operating expenses including stationery, telephone, postage, insurance and miscellaneous costs increased approximately $998,000 due to the Bank's in-store branch program. Consulting fees increased $346,000 from 1996 primarily due to the implementation of the in-store branch program. Professional fees increased $136,000 from 1996 due to professional services related to the formation of CPCC. The cost of EDP services provided to the Bank increased $328,000 due to the growth in deposit accounts. The costs for advertising and NYCE fees increased $289,000 and $108,000, respectively, due to the growth in both the loan portfolio and deposit base. Operating expenses for CIS, Inc., the Bank investment subsidiary increased $170,000 due to higher sales volume. Miscellaneous operating losses increased $457,000 from the same period last year due to the 1996 results which included the reversal of a $389,000 reserve regarding claims which were subsequently paid by Nationar, an entity that previously provided check collection services for the Bank.

INCOME TAX EXPENSE. Income tax expense was $4.6 million for an effective tax rate of 36.2% for the nine months ended September 30, 1997 compared to income tax expense of $4.6 million for an effective tax rate of 43.6% for the comparable period in 1996. The decrease in the effective tax rate is due to several factors:
First, during the first quarter of 1997, a deferred tax liability of $330,000 was reversed related to the potential recapture of the New York City tax bad debt reserve which was no longer necessary due to New York City tax legislation enacted earlier this year.
The New York City tax law was amended in the first quarter of 1997 to conform to the New York State tax treatment for bad debt reserves. The legislation "decouples" New York State's and New York City's thrift bad debt provisions from the federal tax law and allows for the use of the percentage of taxable income method ("PTI") for computing the tax bad debt reserves. The second factor which contributed to the tax savings when compared to the prior period was the switch to the PTI method for calculating the bad debt deduction for New York City. The final factor contributing to the decline in the effective tax rate for 1997 was the establishment of CPCC during the second quarter of 1997 which resulted in certain tax savings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         Not applicable.

                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At September 30, 1997, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional $12.9 million of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

The Company is involved in various other legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  27.1  Financial Data Schedule.
         (b) The Company filed Form 8-K on October 28, 1997 regarding the declaration on October 23, 1997 of a stock split in the form of a 100% stock dividend.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  November 14, 1997       By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  November 14, 1997       By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer
