Form 10-K
period 1997-12-30
HAVEN BANCORP INC
filed 1998-03-31
CIK 900741

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-K

          Annual report pursuant to Section 13 of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997
                Commission File No.: 0-21628

                     HAVEN BANCORP, INC.
      (exact name of registrant as specified in its charter)

                          DELAWARE
 (State or other jurisdiction of incorporation or organization)

                         11-3153802
                  (I.R.S. Employer I.D. No.)

        93-22 Jamaica Avenue, Woodhaven, New York 11421
           (Address of principal executive offices)

                        (718) 850-2500
      (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $180,478,564 and is based upon the last sales price as quoted on Nasdaq Stock Market for March 27, 1998.

The registrant had 8,835,588 shares outstanding as of March 27, 1998.

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended
December 31, 1997, are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 1998 Annual Meeting of
Stockholders are incorporated by reference into Part III of this Form 10-K.

                             INDEX

                             PART I                             Page
Item 1.   Description of Business ..........................    1 - 53
            Business .......................................    1 - 2
            Market Area and Competition ....................    2 - 3
            Lending Activities .............................    3 - 12
            Delinquencies and Classified Assets ............   12 - 16
            Allowances for Loan and REO Losses .............   16 - 19
            Investment Activities ..........................   19 - 22
            Mortgage-Backed Securities .....................   23 - 28
            Sources of Funds ...............................   28 - 31
            Borrowings .....................................   32 - 33
            Subsidiary Activities ..........................   34 - 35
            Personnel ......................................     35
            Regulation and Supervision .....................   35 - 48
            Federal and State Taxation .....................   48 - 50
Item 2.   Properties .......................................   51 - 52
Item 3.   Legal Proceedings ................................   52 - 53
Item 4.   Submission of Matters to a Vote of Security Holders    53

                            PART II
Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters ......................   53 - 54
Item 6.   Selected Financial Data ..........................     54
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............     54
Item 7a.  Quantitative and Qualitative Disclosures
          about Market Risk ................................     54
Item 8.   Financial Statements and Supplementary Data ......     54
Item 9.   Change In and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............     54

                            PART III
Item 10.  Directors and Executive Officers of the Registrant     54
Item 11.  Executive Compensation ...........................     55
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ............................     55
Item 13.  Certain Relationships and Related Transactions ...     55

                             PART IV
Item 14.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K ..............................  55 - 57

                          EXHIBIT INDEX

Exhibit 11.0  Computation of earnings per share
Exhibit 13.0  1997 Annual Report to Stockholders
Exhibit 23.0  Consent of Independent Auditors
Exhibit 27.0  Financial Data Schedule
Exhibit 99    Proxy Statement for 1998 Annual Meeting

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           BUSINESS

Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") was incorporated under Delaware law on March 25, 1993 as the holding company for CFS Bank, formerly Columbia Federal Savings Bank ("CFS" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company is headquartered in Woodhaven, New York and its principal business currently consists of the operation of its wholly owned subsidiary, the Bank. At December 31, 1997, the Company had consolidated total assets of $2.0 billion and stockholders' equity of $112.9 million.

Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was established in 1889 as a New York-chartered building and loan association. The Bank converted to a New York-chartered savings and loan association in 1940. The Bank subsequently converted to a federal savings and loan association and in 1983 the Bank converted to a federal savings bank. The Bank changed its name to CFS Bank in 1997. The Bank is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1997, the Bank had total assets of $2.0 billion and stockholders' equity of $128.5 million.

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

The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which consists of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses as well as non-interest income and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

                  MARKET AREA AND COMPETITION

The Bank has been, and continues to be, a community oriented savings institution offering a variety of traditional financial services to meet the needs of the communities in which it operates. Management considers the Bank's reputation and customer service as its major competitive advantage in attracting and retaining customers in its market area.

The Bank's primary market area is concentrated in the neighborhoods surrounding its eight full service banking and thirty-nine supermarket banking facilities (seven of which opened in the first quarter of 1998) located in Queens, Brooklyn, Manhattan, Staten Island, Nassau, Suffolk, Rockland and Westchester counties, northern New Jersey and Connecticut.
During 1997, the Bank opened twenty-eight supermarket branches. Management believes that supermarket branching is a cost effective way to extend the Bank's franchise and put its sales force in touch with more prospective customers than possible through conventional bank branches. Management believes that all of its branch offices are located in communities that can generally be characterized as stable, residential neighborhoods of predominantly one-to four-family residences and middle income families.

During the past five years, the Bank's expanded loan work-out/resolution efforts have successfully contributed toward reducing non-performing assets to manageable levels. Although there are encouraging signs in the local economy and the Bank's real estate markets, it is unclear how these factors will affect the Bank's asset quality in the future. See "Delinquencies and Classified Assets."

The New York City metropolitan area has a large number of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans and deposits comes principally from savings and loan associations, savings banks, commercial banks, mortgage banking companies, insurance companies and credit unions. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities and insurance. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

                   LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by owner occupied one-to four-family residences, and, to a lesser extent, multi-family residences, commercial real estate and construction and land loans. Also, the Bank's loan portfolio includes cooperative loans, which the Bank has not originated since 1990 except to facilitate the sale of real estate owned ("REO") or to restructure a problem asset. During 1997, loan originations and purchases totaled $471.3 million (comprised of $322.4 million of residential one-to four-family mortgage loans, $133.6 million of commercial and multi-family real estate loans, $3.8 million of construction loans and $11.5 million of consumer loans). One-to four-family mortgage loan originations included $200.9 million of loans purchased in the secondary market during 1997.

At December 31, 1997, the Bank had total mortgage loans outstanding of $1.1 billion, of which $805.7 million were one-to four-family residential mortgage loans, or 69.9% of the Bank's total loans. At that same date, multi-family residential mortgage loans totaled $143.6 million, or 12.5% of total loans. The remainder of the Bank's mortgage loans, which totaled $170.6 million, or 14.8% of total loans at December 31, 1997, included $148.7 million of commercial real estate loans, or 12.9% of total loans, $19.6 million of cooperative apartment loans, or 1.7% of total loans and $2.3 million of construction and land loans, or 0.2% of total loans. Other loans in the Bank's portfolio principally consisted of home equity lines of credit and consumer loans and totaled $32.3 million, or 2.8% of total loans at December 31, 1997.

The following table sets forth the composition of the Bank's loan portfolio, excluding loans held for sale, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                             At December 31,
                                                             ---------------
                              1997              1996              1995              1994              1993
                         ---------------   ---------------   ---------------   ---------------   ---------------
                                 Percent           Percent           Percent           Percent           Percent
                                   of                of                of                of                of
                         Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                         ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                          (Dollars in thousands)
Mortgage loans:
  One-to four-family    $805,690  69.93%  $556,818  65.63%  $325,050  57.03%  $258,698  49.34%  $211,946  31.07%
  Multi-family           143,559  12.46    105,341  12.42     79,008  13.86     94,259  17.98    124,566  18.26
  Commercial             148,745  12.91    127,956  15.08    111,038  19.48    102,415  19.54    126,059  18.48
  Cooperative             19,596   1.70     19,936   2.35     10,187   1.79     24,369   4.65    183,403  26.88
  Construction and land    2,263   0.20      4,227   0.50      5,737   1.01      3,491   0.67      2,347   0.34
                       ---------  -----    -------  -----    -------  -----    -------  -----    -------  -----
Total mortgage loans   1,119,853  97.20    814,278  95.98    531,020  93.17    483,232  92.17    648,321  95.03

Other loans:
  Home equity lines of
    credit                15,449   1.34     15,677   1.85     16,454   2.89     17,802   3.39     17,032   2.50
  Property improvement
    loans                  4,392   0.38      6,957   0.82     10,248   1.80     11,814   2.26      7,794   1.14
  Loans on deposit
    accounts                 895   0.08        809   0.10        821   0.14        940   0.18      1,143   0.17
  Commercial loans           453   0.04        351   0.04        479   0.08        605   0.12        693   0.10
  Guaranteed student loans   882   0.08        985   0.12      1,181   0.21      1,761   0.34      2,357   0.35
  Unsecured consumer loans   450   0.04        809   0.10      1,950   0.34      2,366   0.45      1,659   0.24
  Other loans              9,770   0.84      8,506   0.99      7,834   1.37      5,737   1.09      3,220   0.47
                         ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total other loans         32,291   2.80     34,094   4.02     38,967   6.83     41,025   7.83     33,898   4.97
                         ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total loans            1,152,144 100.00%   848,372 100.00%   569,987 100.00%   524,257 100.00%   682,219 100.00%
                                 ======            ======            ======            ======            ======
Less:
  Unearned discounts,
   premiums and deferred
   loan fees, net         (1,363)             (786)           (1,029)           (1,375)             (805)
  Allowance for loan
   losses                (12,528)          (10,704)           (8,573)          (10,847)          (21,606)
                       ---------           -------           -------           -------           -------
Loans, net            $1,138,253          $836,882          $560,385          $512,035          $659,808
                       =========           =======           =======           =======           =======


The following table shows the estimated contractual maturity of the Bank's loan portfolio at December 31, 1997, assuming no prepayments.

                                 At December 31, 1997
                              Mortgage   Other      Total
                               Loans     Loans      Loans
                              --------   -----     -------
                                    (In thousands)
Amounts due:
 Within one year              $ 54,756  $   850   $ 55,606
                               -------   ------    -------
 After one year:
  One to three years            56,879    2,969     59,848
  Three to five years           40,501    2,140     42,641
  Five to ten years            179,844   20,415    200,259
  Ten to twenty years          278,252    5,474    283,726
  Over twenty years            509,621      443    510,064
                             ---------   ------  ---------
    Total due after one year 1,065,097   31,441  1,096,538
                             ---------   ------  ---------
    Total loans             $1,119,853  $32,291 $1,152,144
                             =========   ======  =========


The following table sets forth at December 31, 1997, the dollar amount of all loans due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                  Due After December 31, 1998
                                  Fixed    Adjustable    Total
                                  -----    ----------    -----
                                         (In thousands)
Mortgage loans:
  One-to four-family            $374,410   $425,800   $  800,210
  Multi-family                    44,185     91,026      135,211
  Commercial real estate          47,047     63,472      110,519
  Cooperative                      5,058     14,099       19,157
Other loans                       12,807     18,634       31,441
                                 -------    -------    ---------
  Total loans                   $483,507   $613,031   $1,096,538
                                 =======    =======    =========



The following table sets forth the Bank's loan originations, loan purchases, sales and principal repayments for the periods indicated:


                                                 Years Ended December 31,
                                     1997      1996      1995      1994      1993
                                    ------    ------    ------    ------    ------
                                                    (In thousands)
Mortgage loans (gross):
At beginning of year               $814,278  $531,020  $483,232  $648,321  $605,309
  Mortgage loans originated:
   One-to four-family               121,498    98,783    64,139    77,499   121,812
   Multi-family                      64,181    46,310    11,726      -        4,667
   Commercial real estate            69,495    35,886    26,047     4,688     7,386
   Cooperative (1)                     -         -           63       499       362
   Construction and land loans        3,773     1,562     4,367     1,000       176
                                    -------   -------   -------   -------   -------
     Total mortgage loans
      originated                    258,947   182,541   106,342    83,686   134,403
  Mortgage loans purchased          200,900   172,300    26,241      -         -
  Transfer of mortgage loans
    to REO                           (1,695)   (3,470)   (4,638)  (10,998)  (22,042)
  Transfer of mortgage loans from/
    (to) loans held for sale           -       10,594   (12,038)     -         -
  Principal repayments             (151,215)  (78,209)  (67,274)  (64,686)  (60,315)
  Sales of mortgage loans (2)        (1,362)     (498)     (845) (173,091)   (9,034)
                                  ---------   -------   -------   -------   -------
At end of year                   $1,119,853  $814,278  $531,020  $483,232  $648,321
                                  =========   =======   =======   =======   =======
Other loans (gross):
At beginning of year               $ 34,094  $ 38,967  $ 41,025  $ 33,898  $ 41,164
  Other loans originated             11,491     8,735    10,746    21,533    12,237
  Principal repayments              (13,294)  (13,608)  (12,804)  (14,406)  (19,503)
                                    -------   -------   -------   -------   -------
At end of year                     $ 32,291  $ 34,094  $ 38,967  $ 41,025  $ 33,898
                                    =======   =======   =======   =======   =======

(1)  Cooperative loan originations in the five years ended
December 31, 1997 were done solely to facilitate the restructuring and the sale of delinquent cooperative loans and cooperative units held by the Bank as REO.

(2)  As part of a major bulk sales program in 1994, the Bank sold
$170.5 million of loans.


ONE-TO FOUR-FAMILY MORTGAGE LENDING. The Bank offers both fixed-rate and adjustable rate mortgage ("ARM") loans secured by one-to four-family residences located in the Bank's primary market area. The majority of such loans are secured by property located on Long Island (in Queens, and Nassau and Suffolk Counties), and, to a lesser extent, Manhattan, Brooklyn, Staten Island, Rockland, Westchester counties, northern New Jersey and Connecticut and typically serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers, members of the local communities and local real-estate brokers and attorney referrals. The substantial majority of the Bank's loans are originated through efforts of Bank employed sales representatives who solicit loans from the communities served by the Bank by calling on real estate attorneys, brokers and individuals who have expressed an interest in obtaining a mortgage loan. The Bank also originates loans from its customer base in its branch offices. In 1995, the Bank also began purchasing loans on a flow basis from correspondent mortgage bankers in New York, New Jersey and Connecticut to supplement its one-to four-family loan originations.

The Bank generally originates one-to four-family residential mortgage loans in amounts up to 90% of the lower of the appraised value or selling price of the property securing the loan. Properties securing such loans are primarily owner-occupied principal residences. One-to four-family mortgage loans may be originated with loan-to-value ratios of up to 97% of the appraised value of the property under the Fannie Mae ("FNMA") Community Home Buyers Program, which targets low to low/moderate income borrowers. Residential condominium loans are originated in amounts up to a maximum of 90% of the appraised value of the condominium unit. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the price or appraised value of the property securing the loan. Loan amounts generally conform to Federal Home Loan Mortgage Corporation ("FHLMC") limits. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of enabling the Bank to redeploy funds at current rates thereby causing the Bank's loan portfolio to be more interest rate sensitive. The Bank has generally exercised its rights under these clauses.

The Bank currently offers fixed-rate loans up to $750,000 on one- to four-family residences with terms up to 30 years. During 1996, the Bank introduced 30 year and 15 year fixed-rate bi-weekly loans. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Origination fees on fixed-rate loans typically range from 0% to 3% of the principal amount of the loan. Generally, the Bank's standard underwriting guidelines conform to the FNMA/FHLMC guidelines.

The Bank currently offers ARM loans up to $750,000 which adjust either annually, or in 3, 5, 7 or 15 years with maximum loan terms of 30 years. The Bank's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. For one year ARMs, the Bank qualifies borrowers based upon a rate of 2% over the initial rate. The initial discounted rate is determined by the Bank in accordance with market and competitive factors and, as of December 31, 1997, the discount offered by the

Bank on the one year ARM loan ranged from 280 basis points (with 0% origination fees) to 330 basis points (with 2% origination fees) below the fully-indexed rate, which was 8.30% as of such date. The discount offered by the Bank on the three-year ARM loan ranged from 180 basis points (with 0% origination fees) to 230 basis points (with 2% origination fees) below the fully-indexed rate, which was 8.30% as of December 31, 1997. The discount offered by the Bank on the five year ARM loan ranged from 167 basis points (with 0% origination fees) to 217 basis points (with 2% origination fees) below the fully-indexed rate, which was 8.30% as of December 31, 1997. As of December 31, 1997, the discount offered by the Bank on the seven year ARM loan ranged from 142 basis points (with 0% origination fees) to 192 basis points (with 2% origination fees) below the fully-indexed rate, which was 8.30% as of such date. Finally, as of December 31, 1997, the discount offered by the Bank on the fifteen year ARM loan ranged from 105 basis points (with 0% origination fees) to 155 basis points (with 2% origination fees) below the fully-indexed rate which was 8.30%. As of December 31, 1997, the Bank's ARM loans, with the exception of the five, seven and fifteen year ARM loans, adjust by a maximum of 2.0% each adjustment period, with a life-time cap of 6% over the initial note rate. The maximum periodic rate adjustment on the five year ARM loan is 2.0% and the maximum periodic rate adjustment on the seven year and fifteen year ARM loans for the first adjustment period are 5% which defaults to 2% for all adjustment periods thereafter. The Bank currently charges origination fees ranging from 0% to 2.0% for its one-to four-family ARM loans. ARM loans generally pose a risk that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. This potential risk is mitigated by the Bank's policy of originating ARM loans with annual and lifetime interest rate caps that limit the amount that a borrower's monthly payment may increase. During 1997, the Bank originated or purchased $180.0 million of one-to four-family ARM loans.

The Bank originates 30 year fixed-rate loans for immediate sale to the FHLMC or FNMA while retaining 10, 15, 20 year and 15 and 30 year bi-weekly fixed-rate loans for portfolio. The Bank arranges for the sale of such loans at the acceptance of the commitment by the applicant to FHLMC or FNMA through forward purchase commitments. The Bank retains the servicing on the loans it sells. For the year ended December 31, 1997, the Bank did not emphasize the origination of 30 year fixed-rate loans and, accordingly, sold only 12 loans totaling $1.4 million to the FNMA and other lenders.

During 1997, the Bank purchased $200.9 million of one-to four-family mortgage loans from correspondent mortgage bankers and bulk whole loan purchases to supplement retail originations.

Purchases of one-to four-family mortgage loans on a flow basis are limited to the New York, New Jersey and Connecticut metropolitan area to approved correspondents. Credit packages submitted to the Bank by a correspondent are underwritten by the Bank and are subject to the Bank's quality control procedures. The Bank purchased approximately $93.5 million of bulk residential whole loan packages during the year. The Bank performs due diligence procedures on the credit quality of the loans and the servicing operations of the servicer, if applicable, before purchasing the loans.

On March 11, 1998 the Bank signed a definitive purchase agreement with Resource Bancshares Mortgage Group, Inc. ("RBMG") under which it will purchase the production franchise of RBMG's subsidiary, Intercounty Mortgage, Inc. ("IMI"). The transaction is subject to the approval of the OTS. IMI primarily originates agency-eligible residential mortgages and in 1997 had loan production of approximately $740 million from six retail offices in New York, New Jersey and Pennsylvania. The Bank intends to supplement IMI's present product mix, which is primarily thirty-year, fixed-rate product with the Bank's wider range of mortgage products, including adjustable rate and jumbo mortgages. The Bank intends to retain a portion of IMI's ongoing loan production in its portfolio.

COOPERATIVE APARTMENT LOANS. Until 1990, the Bank originated loans secured by cooperative units. Since 1990, the Bank has not originated any loans secured by cooperative units with the exception of loans to facilitate the restructuring of a classified asset or sale of REO. In 1994, the Bank was approved as a seller/servicer in a FNMA pilot program, enabling it to originate cooperative apartment loans for immediate sale to FNMA. During 1997, the Bank did not originate any cooperative loans.

MULTI-FAMILY LENDING. The Bank originates multi-family loans with contractual terms ranging from 5 to 15 years with interim interest rate repricing tied to matching U.S. Treasury Notes plus a margin. These loans are generally secured by apartment and mixed-use (commercial and residential, with the majority of income coming from the residential units) properties, located in the Bank's primary market area and are made in amounts of up to 75% of the appraised value of the property. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources credit history and ownership/ management experience of the principals/guarantors, and the marketability of the property. The Bank generally requires a debt service coverage ratio of at least 1.20x and sometimes requires personal guarantees from borrowers. As of December 31, 1997, $143.6 million, or 12.5% of the Bank's total loan portfolio, consisted of multi-family residential loans.

Multi-family, commercial real estate and construction and land lending are generally believed to involve a higher degree of credit risk than one-to four-family lending because such loans typically involve higher principal amounts and the repayment of such loans generally is dependent on income produced by the property sufficient to cover operating expenses and debt service. Economic events that are outside the control of the borrower or lender could adversely impact the value of the security for the loan or the future cash flows from the borrower's property. In recognition of these risks, the Bank applies stringent underwriting criteria for all of its loans. The Bank originates multi-family, commercial real estate and construction and land loans on a conservative basis. See "Commercial Real Estate Lending" and "Construction and Land Lending".

COMMERCIAL REAL ESTATE LENDING. The Bank originates commercial real estate loans that are generally secured by properties used exclusively for business purposes such as retail stores, mixed-use properties (residential and retail combined where the majority of the income from the property comes from the commercial business) and, light industrial and small office buildings located in the Bank's primary market area. The Bank's commercial real estate loans are generally made in amounts up to the lesser of 70% of the appraised value of the property or 65% for owner occupied properties. Commercial real estate loans are made on a negotiated basis for terms of up to 15 years where the interest rate generally reprices during the term of the loan and is tied to the prime rate or the U.S. Treasury Note rate matched to the repricing frequency of the loan. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank generally requires that the properties securing commercial real estate loans have debt service coverage ratios of not less than 1.30x and also generally requires personal guarantees from the borrowers or the principals of the borrowing entity. At December 31, 1997, the Bank's commercial real estate loan portfolio totaled $148.7 million, or 12.9% of the Bank's total loan portfolio.

CONSTRUCTION AND LAND LENDING. The Bank's construction loans primarily have been made to finance the construction of one-to four-family residential properties, multi-family residential properties and retail properties. The Bank's policies provide that construction and land/development loans may generally be made in amounts up to 70% of the value when completed for commercial properties and 75% for multi-family. The Bank generally requires personal guarantees and evidence that the borrower has invested an amount equal to and not less than 20% of the estimated cost of the land and improvements. Construction loans generally are made on a floating rate basis (subject to daily adjustment) and a maximum term of 18 months, subject to renewal. Construction loans are generally made based on pre-sales or pre-leasing. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of December 31, 1997, the Bank had $2.3 million, or 0.2% of its total loan portfolio invested in construction and land loans.

OTHER LOANS. The Bank also offers home equity loans, equity lines of credit, business lines of credit and Government-guaranteed student loans. As of December 31, 1997, other loans totaled $32.3 million, or 2.8% of the Bank's total loan portfolio. Home equity loans are offered as fixed-rate loans with a maximum term of 15 years, as adjustable-rate loans with a 15 year term or as fixed-variable loans which are fixed for the first 5 years and then become adjustable for the remaining 15 years. The maximum amount is $50,000 and principal and interest amortize over the life of the loan. The Bank also offers equity lines of credit with a term of 25 years on which interest only is due for the first 10 years and thereafter principal and interest payments sufficient to liquidate the line are required for the remaining term not to exceed 15 years. The maximum amount for a equity line of credit is $500,000. The Bank also offers Equity Plus, a line of credit for $10,000 which closes with the first mortgage loan. This line is offered to all newly approved first mortgages. All products are underwritten pursuant to the standards applicable to one-to four-family loans which include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan in addition to the borrower's existing obligations. In addition to the credit worthiness of the applicant, the underwriting process also includes a comparison of the value of the security to the proposed loan amount. The Bank also offers secured and unsecured business loans and lines of credit whose term and rate are negotiable based on the credit standing and financial position of the customer. Unsecured loans are offered up to $10,000 for terms up to four years. The Bank's other loans tend to have higher interest rates and shorter maturities than one-to four-family mortgage loans, but also tend to have a higher risk of default than such loans.

LOAN APPROVAL PROCEDURES AND AUTHORITY. For one-to four-family real estate loans each loan is reviewed and approved by an underwriter and another departmental officer with credit authority appropriate for the loan amount and type in accordance with the policies approved by the Board of Directors. Multi-family, commercial and construction loans are approved by designated lending officers within lending authorities approved by the Board of Directors. Commercial loans up to $3,000,000 must be approved by the Officers Loan Committee, whereas, loans between $3,000,000 and $5,000,000 must be approved by the Board of Directors - Loan Committee. Loans exceeding $5,000,000 must be approved by the Board. Loans not secured by real estate and unsecured other loans, depending on the amount of the loan and the loan to value ratio, where applicable, require the approval of at least one lending officer and/or underwriter designated by the Board.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by the Bank's loan underwriters and, if necessary, additional financial information is required. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by either the staff appraisers of the Bank or by an independent appraiser designated and approved by the Bank. The Board annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing and Flood and Private Mortgage Insurance ("PMI") where required. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, and in some cases, hazard insurance premiums.

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

At December 31, 1997, the Bank's loans-to-one borrower limit was $21.1 million. There was no one borrower which exceeded this limit in accordance with applicable regulatory requirements.

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

CLASSIFIED ASSETS. Federal regulations and the Bank's Classification of Assets Policy provide for the classification of loans and other assets considered by the Bank to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor and/or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Pursuant to OTS guidelines, the Bank is no longer required to classify assets as "special mention" if such assets possess weaknesses but do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories. However, the Bank continues to classify assets as "special mention" for internal monitoring purposes.

Non-performing loans (consisting of non-accrual loans and restructured loans) decreased from $63.9 million at December 31, 1993 to $28.3 million at December 31, 1994, $16.9 million at December 31, 1995, $13.9 million at December 31, 1996 and $12.5 million at December 31, 1997. The continued decline in the balance of non-performing loans during the five year period was due to the Bank's ongoing efforts to reduce non-performing assets. The significant decrease in non-performing loans during 1994 was mainly due to the sale of $22.0 million of non-accrual and restructured loans as part of the major bulk sales program involving loans and REO completed during the year. REO decreased each year during the five years ended December 31, 1997 from $17.9 million at December 31, 1993 (net of an allowance for REO of $2.2 million) to $7.8 million at December 31, 1994 (net of an allowance for REO of $717,000), $2.0 million at December 31, 1995 (net of an allowance for REO of $178,000), $1.0 million at December 31, 1996 (net of an allowance for REO of $81,000) to a balance at December 31, 1997 of $455,000 (net of an allowance for REO of $87,000). During 1994, the Bank sold $12.0 million of cooperative apartment REO in a bulk sale transaction. The Bank intends to continue its efforts to reduce non-performing assets in the normal course of business, but it may continue to seek opportunities to dispose of its non-performing assets through sales to investors or otherwise.

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

At December 31, 1997, the Bank had 15 restructured loans with aggregate principal balances of $2.3 million. Of this amount, 48.6% were residential loans (including cooperative apartment loans) and 51.4% were multi-family loans. Management is able to avoid the costs of foreclosing on loans that it has restructured. However, restructured loans have a higher probability of becoming delinquent than loans that have no previous history of delinquency. To the extent that the Bank is unable to return these loans to performing status, the Bank will have to foreclose on such loans, which will increase the Bank's REO.

The Bank's policy is to recognize income on a cash basis for restructured loans for a period of six months, after which such loans are returned to an accrual basis if they are performing in accordance with their modified terms. At December 31, 1997, the Bank had 14 restructured loans with principal balances of $2.1 million that were on accrual status. For restructured loans that are 90 days or more past due, the loan is returned to non-accrual status and previously accrued but uncollected interest is reversed.

At December 31, 1997, the Bank's classified assets consisted of $11.2 million of loans and REO of which $750,000 was classified as doubtful. The Bank's assets classified as substandard at December 31, 1997 consisted of $9.6 million of loans and $534,000 of gross REO. Classified assets in total declined $4.1 million, or 26.8% since December 31, 1996. At December 31, 1997, the Bank also had loans aggregating $4.1 million that it had designated special mention. Of those assets, 37% were multi-family loans and 63% were commercial real estate loans. The loans were performing in accordance with their terms at December 31, 1997 but were deemed to warrant close monitoring by management due to one or more factors, such as the absence of current financial information relating to the borrower and/or the collateral, financial difficulties of the borrower or inadequate cash flow from the security property.

At December 31, 1997, 1996, and 1995, delinquencies in the Bank's loan portfolio were as follows:

                             At December 31, 1997               At December 31, 1996
                         60-89 Days    90 Days or More      60-89 Days    90 Days or More
                      Number Principal Number Principal  Number Principal Number Principal
                        of    Balance    of    Balance     of    Balance    of    Balance
                      Loans  of Loans  Loans  of Loans   Loans  of Loans  Loans  of Loans
                      ------ --------  ------ ---------  ------ --------  ------ ---------
                                             (Dollars in thousands)
One-to four-family      8    $ 1,339    42    $ 3,534      9    $   950    47    $ 4,083
Multi-family            -        -       9      2,362     -         -       6      1,463
Commercial              1         33     9      3,305     -         -      11      4,321
Cooperative             3        128     8        699      5        281     9        431
Construction and
 land loans             -        -       1        100     -         -       1         60
Other loans            26        452    19        396     26        171    21        375
                       --     ------   ---     ------    ---     ------   ---     ------
   Total loans         38    $ 1,952    88    $10,396     40    $ 1,402    95    $10,733
                       ==     ======   ===     ======    ===     ======   ===     ======
   Delinquent loans
    to total loans (1)         0.17%            0.90%             0.17%            1.27%
                               ====             ====              ====             ====

                             At December 31, 1995
                         60-89 Days    90 Days or More
                      Number Principal Number Principal
                        of    Balance    of    Balance
                      Loans  of Loans  Loans  of Loans
                      ------ --------- ------ ---------
                           (Dollars in thousands)
One-to four-family     18    $ 1,215    42    $ 3,800
Multi-family           -         -       5        967
Commercial             -         -       8      2,411
Cooperative            12        580    15        871
Construction and
 land loans            -         -       4      1,067
Other loans            10         53    38        689
                      ---     ------   ---     ------
   Total loans         40    $ 1,848   112    $ 9,805
                      ===     ======   ===     ======
   Delinquent loans
    to total loans (1)         0.32%            1.72%
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

NON-PERFORMING ASSETS. The following table sets forth information regarding all non-accrual loans (which consists of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and REO. The Bank does not accrue interest on loans 90 days past due and restructured loans that have not yet performed in accordance with their modified terms for at least six months. If non-accrual loans had been performing in accordance with their original terms, the Bank would have recorded interest income from such loans of approximately $736,000, $688,000 and $889,000 for the years ended December 31, 1997, 1996 and 1995, respectively, compared to $146,000, $220,000 and $280,000, which was recognized on non-accrual loans for such periods, respectively. If all restructured loans, as of December 31, 1997, 1996 and 1995, had been performing in accordance with their original loan terms (prior to being restructured), the Bank would have recognized interest income from such loans of approximately $197,000, $305,000 and $714,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                        At December 31,
                                         1997      1996      1995      1994      1993
                                        ------    ------    ------    ------    ------
                                                     (Dollars in thousands)
Non-accrual mortgage loans             $ 10,000  $ 10,358   $ 9,116  $ 18,474  $ 43,170
Restructured mortgage loans               2,136     3,160     7,072     9,550    20,398
Non-accrual other loans                     396       375       689       275       299
                                        -------   -------   -------   -------   -------
   Total non-performing loans            12,532    13,893    16,877    28,299    63,867
Real estate owned, net of
  related reserves                          455     1,038     2,033     7,844    17,887
                                        -------   -------   -------   -------   -------
   Total non-performing assets         $ 12,987  $ 14,931  $ 18,910  $ 36,143  $ 81,754
                                        =======   =======   =======   =======   =======
Non-performing loans to total loans        1.09%     1.64%     2.97%     5.41%     9.37%
Non-performing assets to total assets      0.66      0.94      1.28      2.85      6.65
Non-performing loans to total assets       0.63      0.88      1.15      2.23      5.20

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

In response to the general decline in the economic conditions of the Bank's primary market area and the national economy in general, management increased the Bank's allowance for loan losses in 1993 to account for its evaluation of the potential effects of such factors and in consideration of the deterioration of real estate values experienced in such periods. During 1994, the Bank established additional loan loss provisions totaling $7.5 million in connection with the bulk sales. At December 31, 1995, the allowance for loan losses was $8.6 million, or 1.51% of total loans compared to $10.8 million, or 2.07% of total loans at December 31, 1994. The Bank took charge-offs of $5.5 million in 1995 compared to $24.7 million in 1994, which included $14.4 million in connection with the bulk sales. The allowance as a percentage of non-performing loans was 50.8% at December 31, 1995 compared to 38.3% at December 31, 1994. During 1996, the Bank took charge-offs of $1.9 million against its loan portfolio compared to $5.5 million for 1995. During 1997, the Bank took charge-offs of $1.7 million against its loan portfolio. The reduction in charge-offs for 1997 and 1996 when compared to 1995 is a direct result of the ongoing decline in non-performing loans during the last five years. Non-performing loans as a percentage of total loans was 1.09% at December 31, 1997 compared to 9.37% at December 31, 1993. The allowance as a percentage of non-performing loans was 99.97% at December 31, 1997 compared to 33.83% at December 31, 1993.

The Bank's provisions for loan losses varied significantly in 1993 and 1994, whereas the provision has not changed significantly over the last three years. Specifically, the Bank made provisions for loan losses of $6.4 million, $13.4 million, $2.8 million, $3.1 million and $2.8 million for the five years ended December 31, 1997, respectively. The decrease in real estate values that occurred in the early 1990s in the New York metropolitan area resulted in substantial decreases in the value of the collateral securing the Bank's non-performing loans and resulted in an increase in the Bank's charge-offs. Therefore, during 1993 the Bank booked a loan provision of $6.4 million. This provision booked was deemed adequate by management given the decline in the regional economy and the deterioration of real estate values experienced in such periods as evidenced by receipt of appraisals. The provision of $13.4 million provided during 1994 included additional provisions of $7.5 million that were established in connection with the bulk sale transactions.
During 1995, 1996 and 1997, the Bank provided provisions of $2.8 million, $3.1 million and $2.8 million, respectively, to maintain the allowance at an adequate level.

The Bank will continue to monitor and modify its allowances for loan and REO losses as conditions dictate. Although the Bank maintains its allowance at a level that it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

The following table sets forth the changes in the Bank's allowance for loan losses at the dates indicated.

                                       At or For the Years Ended December 31,
                                    1997      1996      1995      1994      1993
                                   ------    ------    ------    ------    ------
                                              (Dollars in thousands)
Balance at beginning of year      $10,704   $ 8,573   $10,847   $21,606   $21,027
Charge-offs:
  One-to four-family                 (964)     (771)     (472)     (264)     (353)
  Cooperative                        (370)     (524)   (2,142)   (8,747)   (3,028)
  Multi-family                        -         (30)   (1,299)   (7,932)   (1,174)
  Non-residential and other          (352)     (560)   (1,541)   (7,798)   (1,651)
                                   ------    ------    ------    ------    ------
    Total charge-offs (1)          (1,686)   (1,885)   (5,454)  (24,741)   (6,206)
Recoveries                            760       891       405       582       385
                                   ------    ------    ------    ------    ------
Net charge-offs                      (926)     (994)   (5,049)  (24,159)   (5,821)
Provision for loan losses           2,750     3,125     2,775    13,400     6,400
                                   ------    ------    ------    ------    ------
Balance at end of year            $12,528   $10,704   $ 8,573   $10,847   $21,606
                                   ======    ======    ======    ======    ======
Ratio of net charge-offs during
 the year to average loans out-
 standing during the year (2)       0.09%     0.15%     0.93%     3.83%     0.90%
Ratio of allowance for loan
 losses to total loans at
 the end of year (3)                1.09      1.26      1.51      2.07      3.17
Ratio of allowance for loan
 losses to non-performing loan
 at the end of the year (4)        99.97     77.05     50.80     38.33     33.83

(1) Total charge-offs for the year ended 1994 were attributable to the bulk sale transactions.

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

The following table sets forth the Bank's allocation of its allowance for loan losses to the total amount of loans in each of the categories listed.

                                                   At December 31,
                        1997            1996            1995            1994            1993
                       ------          ------          ------          ------          ------
                            % of            % of            % of            % of            % of
                          Loans in        Loans in        Loans in        Loans in        Loans in
                          Category        Category        Category        Category        Category
                          to Total        to Total        to Total        to Total        to Total
                   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans
                   ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                (Dollars in thousands)
Mortgage loans:
  Residential (1)   $7,039  84.09%  $5,929  80.40%  $3,838  72.67%  $5,685  71.97% $12,189  76.20%
  Commercial         5,201  12.91    4,340  15.08    4,175  19.48    4,308  19.53    8,646  18.47
  Construction         -     0.20      -     0.50       69   1.00      248   0.66      258   0.34
Other loans            288   2.80      435   4.02      491   6.85      606   7.84      515   4.99
                    ------ ------   ------ ------    ----- ------   ------ ------   ------ ------
Total allowance for
  loan losses (2)  $12,528 100.00% $10,704 100.00%  $8,573 100.00% $10,847 100.00% $21,606 100.00%
                    ====== ======   ====== ======    ===== ======   ====== ======   ====== ======

(1) Includes one-to four-family, multi-family and cooperative loans.

(2) In order to comply with certain regulatory reporting requirements, management has prepared the above allocation of the Bank's allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1997. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component changes. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                   INVESTMENT ACTIVITIES

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's Asset/ Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision-Federal Savings Institution Regulation-Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level believed to be adequate to meet its normal daily activities. At December 31, 1997, the Bank had money market investments and debt and equity securities in the aggregate amount of $4.6 million and $185.2 million (including $118.8 million of debt and equity securities available for sale) with a fair value of $4.6 million and $185.2 million, respectively.

In November, 1995, the Financial Accounting Standards Board ("FASB") issued an implementation guide for SFAS No. 115. The implementation guide provided guidance in the form of a question and answer format and allowed an opportunity from mid-November 1995 to December 31, 1995 for companies to reclassify securities in the held to maturity portfolio to securities in the available for sale portfolio without tainting the remainder of the portfolio. In connection with the implementation guide for SFAS No. 115, the Company reclassified $41.9 million of debt securities and $405.3 million of MBSs previously classified as held to maturity to securities available for sale. The carrying value of the MBSs was adjusted to their market value, which resulted in increasing the carrying value by $3.9 million, and increasing stockholders' equity by $2.1 million, which was net of taxes of $1.8 million. The carrying value of the debt securities approximated market value at the time of the reclassification.
At December 31, 1997, the securities available for sale portfolio totaled $499.4 million of which $250.5 million were adjustable-rate securities and $248.9 million were fixed-rate securities.

At December 31, 1997, the held to maturity portfolios totaled $229.5 million, comprised of $59.1 million of adjustable-rate securities and $170.4 million of fixed-rate securities. The estimated fair value of the Company's debt securities and MBSs held to maturity portfolios was $237,000 above the carrying value of the portfolios at December 31, 1997. It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

The following table sets forth certain information regarding the carrying and market values of the Company's money market investments, debt and equity securities and Federal Home Loan
Bank ("FHLB") of New York stock at the dates indicated:

                                                  At December 31,
                                   1997                  1996                   1995
                                  ------                ------                 ------
                           Carrying    Market    Carrying     Market     Carrying   Market
                            Value      Value       Value      Value        Value    Value
                           --------    ------    --------     ------      -------   ------
                                               (In thousands)
Debt and Equity Securities:
U.S. Government and
  agency obligations      $135,672    $135,715    $170,709    $169,849    $142,383(2) $142,281(2)
Corporate debt securities   45,390      45,315      45,350      45,227      45,320      44,437
Preferred stock              4,123       4,123      27,329      27,329        -           -
                           -------     -------     -------     -------     -------     -------
     Subtotal              185,185     185,153     243,388     242,405     187,703     186,718
                           -------     -------     -------     -------     -------     -------
Adjustable-rate MBS-
   Mutual Fund                -           -           -           -          3,976       3,976
Federal Funds sold            -           -          5,000       5,000       5,000       5,000
FHLB-NY stock               12,885      12,885       9,890       9,890       8,138       8,138
Money market investments     4,561       4,561       1,869       1,869       4,064       4,064
                           -------     -------     -------     -------     -------     -------
     Total                $202,631(1) $202,599(1) $260,147(1) $259,164(1) $208,881(1) $207,896
                           =======     =======     =======     =======     =======     =======

(1) Includes debt and equity securities available for sale totaling $118.8 million, $146.1 million and $63.9 million, at December 31, 1997, 1996 and 1995, respectively, carried at fair value.

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

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's money market investments and debt and equity securities at December 31, 1997.


                                                              At December 31, 1997
               ----------------------------------------------------------------------------------------------------------------
                                                                                             Total Money Market Investments
                                     More than       More than Five                          and Debt and Equity Securities
               One Year or Less  One to Five Years    to Ten Years   Due After 10 Years ---------------------------------------
               ----------------- -----------------   --------------- ------------------  Average
                        Weighted          Weighted          Weighted          Weighted  Remaining           Estimated  Weighted
               Carrying Average  Carrying Average  Carrying Average  Carrying Average   Years to  Carrying    Fair     Average
                Value    Yield     Value   Yield    Value    Yield    Value    Yield    Maturity   Value      Value     Yield
               -------- -------- -------- -------- -------- -------- -------- --------  --------- --------   --------  --------
                                                           (Dollars in thousands)
U.S. Government
  securities and
  agency
  obligations    $  -     -  %  $ 25,788   5.94%  $ 22,867   6.60%  $ 87,017   7.47%    13.3     $135,672    $135,715     7.03%
Corporate debt
  securities      8,609  5.73     36,781   5.70       -       -         -       -        1.2       45,390      45,315     5.71
Money market
  investments     4,561  5.68       -       -         -       -         -       -         -         4,561       4,561     5.68
                -------          -------           -------           -------                      -------     -------    -----
     Total     $ 13,170  5.71%  $ 62,569   5.80%  $ 22,867   6.60%  $ 87,017   7.47%    10.0     $185,623(1) $185,591(1)  6.67%
                ======= =====    =======  =====    =======  =====    =======  =====     ====      =======     =======    =====
Preferred Stock                                                                                  $  4,123    $  4,123     6.27%
FHLB-NY stock                                                                                    $ 12,885    $ 12,885     6.63%
                                                                                                  =======     =======    =====

(1) Includes U.S. Government and agency obligations available for sale totaling $114.7 million.

                  MORTGAGE-BACKED SECURITIES

The Bank also invests in MBSs. At December 31, 1997, total MBSs, net, aggregated $543.7 million (including MBSs available for sale with a fair value of $380.6 million, net), or 27.5% of total assets. At December 31, 1997, 68.8% of the MBS portfolio, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), were insured or guaranteed by either FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). At December 31, 1997, $259.3 million, or 47.7% of total MBSs were adjustable-rate and $284.4 million, or 52.3% of total MBSs were fixed-rate.

The following table sets forth the carrying amount of the Company's MBS portfolio in dollar amounts and in percentages at the dates indicated.

                                                           At December 31,
                                              1997              1996              1995
                                             ------            ------            ------
                                                 Percent           Percent           Percent
                                        Carrying   of     Carrying   of     Carrying   of
                                         Value    Total    Value    Total    Value    Total
                                        -------- -------  -------- -------  -------- -------
                                                        (Dollars in thousands)
MBSs(1):
  CMOs and REMICS - Agency-backed(2)    $174,707  32.14%  $117,969  27.96%  $220,284  34.97%
  CMOs and REMICS - Non-agency(2)        169,480  31.17     94,877  22.48     69,109  10.97
  FHLMC                                   91,110  16.76     97,953  23.21    172,770  27.43
  FNMA                                   107,377  19.75    110,182  26.12    153,793  24.42
  GNMA                                       982   0.18        983   0.23     13,933   2.21
                                         ------- ------    ------- ------    ------- ------
Net MBSs                                $543,656 100.00%  $421,964 100.00%  $629,889 100.00%
                                         ======= ======    ======= ======    ======= ======

(1) Includes MBSs available for sale of $380.6 million, $224.0 million and $439.2 million at December 31, 1997, 1996 and 1995, respectively. Effective January 1, 1994, the Company's MBSs available for sale are carried at estimated fair value with the resultant net unrealized gain or loss reflected as a separate component of stockholders' equity, net of related income taxes.

(2) Included in total MBSs are CMOs and REMICs, which, at December 31, 1997, had a gross carrying value of $344.2 million. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or MBSs is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. The Bank has in recent periods increased its investment in REMICs and CMOs because these securities generally exhibit a more predicable cash flow than mortgage pass-through securities. The Bank's policy is to limit its purchases of REMICs to non high-risk securities as defined by the OTS.

The following tables set forth certain information regarding the carrying and market values and percentage of total carrying values of the Bank's mortgage-backed and related securities portfolio.

                                                         At December 31,
                                     1997                       1996                      1995
                                    ------                     ------                    ------
                          Carrying  % of    Market   Carrying  % of    Market   Carrying  % of    Market
                           Value    Total   Value     Value    Total   Value     Value    Total   Value
                          --------  -----   ------   --------  -----   ------   --------  -----   ------
                                                      (Dollars in thousands)
Held to maturity:
MBSs:
   FHLMC                  $ 27,472   5.05% $ 27,769  $ 39,889   9.45% $ 39,594  $ 41,222   6.54% $ 41,352
   FNMA                     61,492  11.31    61,093    71,460  16.94    69,914    78,995  12.54    78,114
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total MBSs                  88,964  16.36    88,862   111,349  26.39   109,508   120,217  19.09   119,466
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Mortgage-related securities:
  CMOs and REMICS-Agency
     backed                 21,217   3.90    21,101    24,449   5.79    24,142    22,969   3.65    22,476
  CMOs and REMICS-
     Non-agency             52,876   9.73    53,363    62,142  14.73    62,032    47,528   7.55    47,609
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-related
  securities                74,093  13.63    74,464    86,591  20.52    86,174    70,497  11.20    70,085
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed and
  related securities
  held to maturity         163,057  29.99   163,326   197,940  46.91   195,682   190,714  30.29   189,551
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Available for sale:
MBSs:
   GNMA                        982   0.18       982       983   0.23       983    13,933   2.21    13,933
   FHLMC                    63,638  11.71    63,638    58,064  13.76    58,064   131,548  20.88   131,548
   FNMA                     45,885   8.44    45,885    38,722   9.18    38,722    74,798  11.87    74,798
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total MBSs                 110,505  20.33   110,505    97,769  23.17    97,769   220,279  34.96   220,279
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Mortgage-related securities:
  CMOs and REMICs-Agency
    backed                 153,490  28.23   153,490    93,520  22.16    93,520   197,315  31.32   197,315
  CMOs and REMICs-
    Non-agency             116,604  21.45   116,604    32,735   7.76    32,735    21,581   3.43    21,581
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-related
  securities               270,094  49.68   270,094   126,255  29.92   126,255   218,896  34.75   218,896
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total available for sale
  securities               380,599  70.01   380,599   224,024  53.09   224,024   439,175  69.71   439,175
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed and
  related securities      $543,656 100.00% $543,925  $421,964 100.00% $419,706  $629,889 100.00% $628,726
                           ======= ======   =======   ======= ======   =======   ======= ======   =======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed and related securities at December
31, 1997.

                                                                        At December 31, 1997
                                     Over One to      Over Five to                                Mortgage-Backed
                One Year or Less     Five Years        Ten Years       Over Ten Years       and Related Securities Totals
                ----------------     -----------      ------------     --------------       -----------------------------
                                                                                        Average
                         Weighted          Weighted          Weighted          Weighted Remaining          Estimated Weighted
                Carrying Average  Carrying Average  Carrying Average  Carrying Average  Years to  Carrying  Market   Average
                 Value    Yield    Value    Yield    Value    Yield    Value    Yield   Maturity   Value    Value     Yield
                -------- -------- -------- -------- -------- -------- -------- -------- --------- -------- --------- --------
                                                           (Dollars in thousands)
Held to maturity:
 FNMA           $ 1,788    6.44%  $ 1,992    7.02%   $ 8,066   5.66%   $49,646   6.67%     14.5   $61,492   $61,093   6.54%
 FHLMC              637    7.00       345    7.00      5,623   6.61     20,867   7.00      16.7    27,472    27,769   6.92
 CMOs and Remics    -       -       3,997    5.94       -       -       70,096   6.77      22.0    74,093    74,464   6.73
                 ------    ----    ------    ----     ------   ----    -------   ----      ----   -------   -------   ----
Total mortgage-
  backed and
  related
  securities held
  to maturity     2,425    6.59     6,334    6.34     13,689   6.05    140,609   6.77      18.3   163,057   163,326   6.69
                 ------    ----    ------    ----     ------   ----    -------   ----      ----   -------   -------   ----

Available for sale:
 FNMA               -                 -                 -               45,885   7.04      26.1    45,885    45,885   7.04
 FHLMC                1    5.50       127    7.84      2,342   6.39     61,168   7.07      25.1    63,638    63,638   7.04
 GNMA               -                 -                 -                  982   7.18      26.3       982       982   7.18
 CMOs and Remics    -                 -                 -              270,094   6.78      25.1   270,094   270,094   6.78
                 ------    ----    ------    ----     ------   ----    -------   ----      ----   -------   -------   ----
Total mortgage-
  backed and
  related
  securities
  available
  for sale            1    5.50       127    7.84      2,342   6.39    378,129   6.86      25.3   380,599   380,599   6.86
                 ------    ----   -------    ----    -------   ----    -------   ----      ----   -------   -------   ----
Total mortgage-
  backed and
  related
  securities    $ 2,426    6.59%  $ 6,461    6.37%   $16,031   6.10%  $518,738   6.84%     23.2  $543,656  $543,925   6.81%
                 ======    ====    ======    ====     ======   ====    =======   ====      ====   =======   =======   ====

At December 31, 1997, the weighted average contractual maturity of the Bank's mortgage-backed and related securities portfolio was 23.2 years.

The following table shows the carrying value, maturity or period to repricing of the Company's mortgage-backed and related securities portfolio at December 31, 1997.

                                      At December 31, 1997
                                                                 Total
                                                                Mortgage
                                                Fixed            Backed
                        Fixed Rate     ARM      Rate    ARM    and Related
                           MBSs        MBSs     CMOs    CMOs  Securities(1)
                        ----------  ----------  -----   ----   -----------
                                        (In thousands)
Amounts due or repricing:
 Within one year         $  2,414    55,494      -     157,398   215,306
                          -------   -------    ------  -------   -------
After one year:
 One to three years         2,337    43,246      -        -       45,583
 Three to five years          130      -        3,997     -        4,127
 Five to 10 years          15,954      -         -        -       15,954
 10 to 20 years            62,848      -       50,384     -      113,232
 Over 20 years             14,252      -      132,244     -      146,496
                          -------   -------   -------  -------   -------
Total due or repricing
  after one year           95,521    43,246   186,625     -      325,392
                          -------   -------   -------  -------   -------
Total                      97,935    98,740   186,625  157,398   540,698
Adjusted for:
  Unamortized yield
    adjustment                877       864      (877)  (1,299)     (435)
  Unrealized gain/loss        (84)    1,137      (117)   2,457     3,393
                          -------   -------   -------  -------   -------
Total mortgage-backed and
  related securities     $ 98,728   100,741   185,631  158,556   543,656
                          =======   =======   =======  =======   =======


(1) Includes $380.6 million of mortgage-backed and related securities available for sale at December 31, 1997, carried at fair value.

The following table sets forth the carrying value and the activity in the Company's mortgage-backed and related securities portfolio during the periods indicated.

                                For the Years Ended December 31,
                                   1997       1996       1995
                                  ------     ------     ------
                                            (In thousands)
Mortgage-backed and related
   securities:
At beginning of period            $421,964   $629,889   $526,248
 MBSs purchased                     56,941     41,647     68,990
 MBSs sold                         (18,932)  (101,604)      -
 CMOs and Remics purchased         365,002    158,654    123,835
 CMOs and Remics sold             (206,901)  (205,760)   (17,465)
 Amortization and repayments       (76,771)   (97,969)   (78,086)
Change in unrealized gain (loss)     2,353     (2,893)     6,367
                                  --------    -------    -------
 Balance of mortgage-backed and
   related securities at end
   of period (1)                  $543,656   $421,964   $629,889
                                   =======    =======    =======

(1) Includes $380.6 million, $224.0 million and $439.2 million of mortgage-backed and related securities available for sale at December 31, 1997, 1996 and 1995, respectively, carried at fair value.

The Asset/Liability Committee determines when to make substantial changes in the MBS portfolio. In 1995, the Company purchased $192.8 million of MBSs, of which $160.8 million were adjustable-rate which are expected to help protect the net interest margin during periods of rising interest rates as was experienced during the second half of 1996. The Company completed a $75.0 million leverage transaction in the second quarter of 1995 which utilized short-term borrowings to purchase floating rate, prime-based CMOs. In 1996, the Company purchased $199.5 million of MBSs, of which $49.3 million were adjustable-rate and $150.2 million were fixed-rate primarily to supplement weak loan demand in the first half of 1996. In 1997, the Company purchased $421.9 million of MBSs, of which $136.7 million were adjustable-rate and $285.2 million were fixed-rate securities. During 1997, the Bank placed a greater emphasis on MBSs reflecting management's strategy to improve duration and yield of the AFS portfolio with MBSs rather than debt and equity securities. Adjustable-rate securities as a percentage of total MBSs was 48%, 42% and 46% at December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, $374.2 million, or 68.8% of the Bank's MBS portfolio, was directly insured or guaranteed by the FNMA, FHLMC or GNMA. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. The GNMA MBSs provide a guarantee to the holder of timely payments of principal and interest and is backed by the full faith and credit of the U.S. Government. The privately-issued CMOs and REMICs contained in the Bank's held to maturity portfolio and available for sale portfolio totaling $169.5 million, or 31.2% of MBSs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are rated AAA by one or more of the nationally recognized securities rating agencies.

MBSs generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. The MBS portfolio had a weighted average yield of 6.79% for the year ended December 31, 1997. In addition, MBSs are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, MBSs issued or guaranteed by FNMA and FHLMC and certain AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and MBSs issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

                    SOURCES OF FUNDS

GENERAL. Deposits, loan, mortgage-backed and debt securities repayments, retained earnings and, to a lesser extent, FHLB advances are the primary source of the Company's and the Bank's funds for use in lending, investing and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook, NOW, checking, money market and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.

During 1996, the Bank implemented its supermarket banking program. During September of 1996, the Bank and Pathmark Stores,

Inc. entered into an agreement to open approximately 44 full-service bank branches in Pathmark supermarkets throughout New York City, Long Island, Westchester and Rockland counties by early 1998. By the end of 1996, the Bank had opened four supermarket branches with deposits totaling $12.1 million.
During 1997, the Bank opened twenty-eight supermarket branches resulting in a total of thirty-two locations at December 31, 1997 with deposits totaling $157.2 million. The supermarket branches are located in Queens, Brooklyn, Manhattan, Staten Island, Nassau, Suffolk, Rockland and Westchester counties and Northern New Jersey. At December 31, 1997, the Bank had 25 branches in Pathmark Stores, Inc., 3 in ShopRite Supermarket, Inc., 3 in Edward Super Food Stores, and 1 mini-branch in The Grand Union Co. Core deposits equaled 32.5% of total in-store branch deposits, compared to 45.3% in traditional branches. Overall core deposits represented 42.7% of total deposits at December 31, 1997 compared to 47.2% at December 31, 1996. The Bank believes that supermarket branching is a cost-effective way to extend its franchise and put its sales force in touch with a significant number of prospective customers. The branches are open seven days a week and provide a broad range of traditional banking services, as well as the full package of financial services offered by CFS Investments, Inc. ("CFSI"). In 1998, the Bank plans to open an additional 28 supermarket branches, 13 of which will be in Pathmark. The Bank has recently established a relationship with Big Y Foods, Inc. to open 2 branches in Connecticut in 1998 and with ShopRite to open 8 branches in southern New Jersey and 5 branches in Connecticut during 1998.

The Bank's deposits are obtained primarily from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. During 1997, the Bank continued to offer competitive rates without jeopardizing the value of existing core deposits. During 1997, the Bank continued to experience a transfer of deposits from passbook accounts into certificates of deposit. Certificates of deposit increased from 52.8% of deposits at December 31, 1996 to 57.3% of deposits at December 31, 1997. The Company has been able to maintain a substantial level of core deposits which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost long-term funding base. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as these locations continue to grow and mature.

The following table presents the deposit activity of the Bank for the periods indicated.

                                 Years Ended December 31,
                                1997       1996       1995
                               ------     ------     ------
                                      (In thousands)
Deposits                     $3,208,355  2,441,295  2,055,132
Withdrawals                   3,031,457  2,428,315  2,041,495
                              ---------  ---------  ---------
Net deposits (withdrawals)      176,898     12,980     13,637
Deposits acquired                  -          -        17,024
Interest credited on deposits    50,326     41,362     39,623
                              ---------  ---------  ---------
Total increase (decrease)
  in deposits                $  227,224     54,342     70,284
                              =========  =========  =========

Time deposits by maturity at December 31, 1997 over $100,000 are as follows:

           Maturity Period                        Amount
           ---------------                        ------
                                              (In thousands)
           Three months or less                  $11,563
           Over three through six months          15,659
           Over six through 12 months             21,678
           Over 12 months                         15,644
                                                  ------
                Total                            $64,544
                                                  ======

The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average nominal interest rates for each category of deposits presented.

                                                          Years Ended December 31,
                                           1997                     1996                     1995
                                          ------                   ------                   ------
                                         Percent Weighted         Percent Weighted         Percent Weighted
                                            of   Average             of   Average            of   Average
                                 Average  Total  Nominal  Average  Total  Nominal  Average  Total  Nominal
                                 Balance Deposits Rate    Balance Deposits Rate    Balance Deposits Rate
                                 ------- -------- ------  ------- -------- ------  ------- -------- ------
                                                          (Dollars in thousands)
Passbook accounts               $371,872  30.01%  2.51%   $373,337  33.46%  2.49%   $405,932  38.60%  2.49%
Checking accounts                134,546  10.86   1.31     111,425   9.99   1.01      96,242   9.15   1.11
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Total passbook and checking
   accounts                      506,418  40.87   2.07     484,762  43.45   2.13     502,174  47.75   2.21
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Money market accounts             54,107   4.37   3.37      58,108   5.21   3.32      45,472   4.32   3.49
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Certificate accounts:
  91 days                          5,799   0.47   3.83       7,783   0.70   3.92      11,125   1.06   4.61
  6 months                        85,558   6.90   5.37      85,768   7.69   5.12      75,616   7.19   5.47
  7 months                        13,116   1.06   5.26       2,228   0.20   2.99       3,894   0.37   2.94
  One year                       265,891  21.45   5.69     203,259  18.22   5.51     166,956  15.88   5.91
  13 months                       21,314   1.72   5.79      11,036   0.99   5.12       5,784   0.55   3.60
  18 months                       34,321   2.77   5.79      23,407   2.10   5.98      40,453   3.85   6.03
  2 to 4 years                   145,081  11.71   6.04     131,931  11.82   5.87      88,054   8.37   5.66
  Five years                     101,972   8.23   6.23     101,690   9.11   6.30     106,366  10.11   6.40
  7 to 10 years                    5,547   0.45   6.31       5,666   0.51   6.28       5,742   0.55   6.25
                               --------- ------   ----    -------- ------   ----    ------- ------   ----
Total certificates               678,599  54.76   5.79     572,768  51.34   5.66     503,990  47.93   5.84
                               --------- ------   ----   --------- ------   ----   --------- ------   ----
Total deposits                $1,239,124 100.00%  4.16% $1,115,638 100.00%  4.00% $1,051,636 100.00%  4.00%
                               ========= ======   ====   ========= ======   ====   ========= ======   ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1997, 1996 and 1995 and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                                Period of Maturity from December 31, 1997
                                                 Within   One to  Two to  Over
                            At December 31,       One      Two    Three   Three
                        1997     1996     1995    Year    Years   Years   Years    Total
                       ------   ------   ------  ------   ------  ------  -----   -------
                                                      (In thousands)
Certificate accounts:
  3.99% or less      $  6,682   10,396   10,425    6,237      39    -        406    6,682
  4.00% to 4.99%        6,942   18,545   55,732    3,725   1,564   1,307     346    6,942
  5.00% to 5.99%      548,849  456,789  267,113  489,729  45,469   3,931   9,720  548,849
  6.00% to 6.99%      211,302  104,732  175,183   93,129  58,331  18,905  40,937  211,302
  7.00% to 7.99%        7,808   10,637   24,557    2,887     500   4,421    -       7,808
                      -------  -------  -------  ------- -------  ------  ------  -------
     Total           $781,583  601,099  533,010  595,707 105,903  28,564  51,409  781,583
                      =======  =======  =======  ======= =======  ======  ======  =======

                        BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank has from time to time utilized borrowings as an alternative or less costly source of funds. The Bank's primary source of borrowing is advances from the FHLB-NY. These advances are collateralized by the capital stock of the FHLB-NY held by the Bank and certain of the Bank's MBSs. See "Regulation and Supervision-Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 1997, the Bank had $247.0 million of advances outstanding from the FHLB-NY.

In addition, the Bank may, from time to time, enter into sales of securities under agreements, generally for up to 30 days, to repurchase ("reverse repurchase agreements") with nationally recognized investment banking firms. Reverse repurchase agreements are accounted for as borrowings by the Bank and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs of the Bank. At December 31, 1997, the Bank had $193.0 million of reverse repurchase agreements outstanding.

On February 12, 1997, Haven Capital Trust I, a trust formed under the laws of the State of Delaware, issued $25 million of 10.46% capital securities. The Company is the owner of all the beneficial interests represented by common securities of the Trust. See Note 8 of Notes to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Stockholders on page 38 which is incorporated herein by reference.

The Bank has an ESOP loan from an unrelated third party lender with an outstanding balance of $1.8 million and an interest rate of 8.70% at December 31, 1997. See Note 11 of Notes to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Stockholders on page 43 which is incorporated herein by reference. The loan, as amended on December 29, 1995, is payable in thirty-two equal quarterly installments beginning December 1995 through September 2003. The loan bears interest at a floating rate based on the federal funds rate plus 250 basis points.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                At or For the Years Ended December 31,
                                         1997      1996      1995
                                        ------    ------    ------
                                          (Dollars in thousands)
FHLB-NY advances:
  Average balance outstanding          $191,550  $152,005  $ 95,775
  Maximum amount outstanding at any
    month-end during the period         247,000   195,000   134,175
  Balance outstanding at end of period  247,000   178,450   134,175
  Weighted average interest rate
    during the period                     5.69%     5.54%     5.59%
  Weighted average interest rate
    at end of period                      5.86%     4.72%     4.21%
Securities Sold under Agreements to
  Repurchase:
  Average balance outstanding          $172,310  $128,677  $ 94,375
  Maximum amount outstanding at any
    month-end during the period         229,280   142,906   150,249
  Balance outstanding at end of period  193,028   142,906   126,032
  Weighted average interest rate
    during the period                     5.68%     5.65%     5.98%
  Weighted average interest rate
    at end of period                      5.94%     5.09%     4.47%
Other Borrowings (1):
  Average balance outstanding          $ 25,231  $  7,667  $ 13,293
  Maximum amount outstanding at any
    month-end during the period          30,120    10,725    16,162
  Balance outstanding at end of period   26,766     5,077    10,376
  Weighted average interest rate
    during the period                     8.15%     6.38%     5.49%
  Weighted average interest rate
    at end of period                     10.29%     9.63%     7.03%
Total Borrowings:
  Average balance outstanding          $389,091  $288,349  $203,443
  Maximum amount outstanding at any
    month-end during the period         466,794   348,631   270,583
  Balance outstanding at end of period  466,794   326,433   270,583
  Weighted average interest rate
    during the period                     5.86%     5.84%     6.50%
  Weighted average interest rate
    at end of period                      6.15%     5.11%     4.83%

(1)  Includes the CMO, ESOP loan and Holding Company Obligated
Mandatorily Redeemable Capital Securities.

                 SUBSIDIARY ACTIVITIES

COLUMBIA RESOURCES CORP. Columbia Resources is a wholly owned subsidiary of the Bank and was formed in 1984 for the sole purpose of acting as a conduit for a partnership to acquire and develop a parcel of property in New York City. Columbia Resources acquired the property, but never developed it. The property was later sold. During 1996, two REO commercial properties totaling $524,000 were transferred from the Bank to Columbia Resources to limit exposure to the Bank from unknown creditors. By December 31, 1996 the properties were written down to a combined value of $440,000. The properties were subsequently sold during 1997.

CFSB FUNDING CORP. CFSB Funding is a limited purpose wholly owned finance subsidiary of the Bank that was established in 1986 for the issuance and sale of a CMO collateralized by FHLMC Participation Certificates. The Bank transferred to CFSB Funding FHLMC Participation Certificates having a market value of $91.2 million and $10,000 in cash. The outstanding aggregate balance of the CMO at December 31, 1996 was $3.0 million and the book value of the MBSs collateralizing the CMO was $12.2 million. The CMO was originally issued in four tranches, the fourth being a zero coupon tranche. The fourth and final tranche was paid out during the fourth quarter of 1997. Therefore, CFS Funding was dissolved since it served its limited purpose as a finance subsidiary of the Bank. See "Borrowings."

CFS INVESTMENTS, INC. ("CFSI") CFSI is a wholly owned subsidiary of the Bank organized in 1989 that is engaged in the sale of tax deferred annuities, securities brokerage activities and insurance. CFSI participates with FISERV Investor Services, Inc., which is registered as a broker-dealer with the SEC, NASD, and state securities regulatory authorities. All employees of CFSI engaged in securities brokerage activities are dual employees of FISERV. Products offered through FISERV include debt and equity securities, mutual funds, unit investment trusts and variable annuities. Fixed annuities, life and health insurance, and long term nursing care products are offered through CFSI; a licensed general agent with the New York State Department of Insurance.

HAVEN CAPITAL TRUST I.  On February 12, 1997, Haven Capital Trust
I, a statutory business trust fund formed under the laws of the State of Delaware issued $25 million of 10.46% capital securities. See Note 8 of Notes to Consolidated Financial
Statements in the Registrant's 1997 Annual Report to Stockholders on page 38 which is incorporated herein by reference.

COLUMBIA PREFERRED CAPITAL CORPORATION. On June 9, 1997, the Bank established a real estate investment trust ("REIT") subsidiary, Columbia Preferred Capital Corporation ("CPCC"). At December 31, 1997, the REIT held $427.4 million of the Bank's residential loan portfolio. The establishment of the REIT will enable the Bank to achieve certain business goals including providing the Bank with a contingency funding mechanism without disrupting its investment policies and enhancing the Bank's ability to track and manage the mortgage portfolio transferred to CPCC since the transferred portion of its mortgage loan portfolio is segregated into a separate legal entity.

CFS TRAVEL. The Company, through its wholly owned subsidiary, CFS Travel Services, Inc. ("CFS Travel"), established February 21, 1998, offers customers and their families and friends, and any other program participant, organized, escorted daylong excursions and overnight trips. These trips include one-day bus tours, cruises, air travel, and other vacation tours that are contracted for and by CFS Travel with a specific tour company or travel agency. The program has been renamed the "GoodFriends, GreatTimes Club" and is marketed to the public through the use of brochures, statement stuffers and branch posters, as well as through a page on the Bank's Internet site.

                        PERSONNEL

As of December 31, 1997, the Bank had 514 full-time employees and 72 part-time employees. Even though the employees are not represented by a collective bargaining unit, the Bank considers its relationship with its employees to be good.

                REGULATION AND SUPERVISION

GENERAL

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. Periodic examinations by the OTS and the FDIC monitor the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

            FEDERAL SAVINGS INSTITUTION REGULATION

Business Activities. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, (e.g., commercial, non-residential real property loans, consumer loans), are limited to a specified percentage of the institutions's capital or assets.

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's unimpaired capital and surplus was $140.8 million and its limit on loans to one borrower was $21.1 million. At December 31, 1997, the Bank's largest aggregate amount of loans to one borrower had an aggregate balance of $19.2 million.

QTL Test. The HOLA requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1997, the Bank maintained 78.1% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in each of the prior 12 months. Therefore, the Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Association, will continue to have to file a notice unless the specific capital distribution requires an application.

Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet the liquidity requirements. The Bank's average liquidity ratio for December 31, 1997 was 8.94% which exceeded the then applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the years ended December 31, 1997 and 1996, totaled $285,000 and $262,000, respectively.

Branching. OTS regulations permit federally chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations. Proposed legislation would subject thrifts to the same restrictions applicable to the interstate branching of national banks. See "-Legislative Developments."

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

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (also called "Tier 1" capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest rating under the Uniform Financial Institutions Rating System will be deemed to be "undercapitalized" and may be subject to certain restrictions). See "- Prompt Corrective Regulatory Action."

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

The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital on individual institutions. If the Bank had been subject to an interest rate risk capital component as of December 31, 1997, there would have been no material effect on the Bank's risk-weighted capital.

At December 31, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis. A chart which sets forth the Bank's compliance with its capital requirements appears in Note 14 to Notes to Consolidated
Financial Statements in the Registrant's 1997 Annual Report to
Stockholders on page 47, and is incorporated herein by reference.

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

Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).
The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

The Funds Act also amended the FDIA to expand the assessment base for the payments on the Financing Corporation ("FICO") obligations. Beginning January 1, 1997, the assessment base included the deposits of both BIF- and SAIF-insured institutions. Under December 31, 1999, or any earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. Under proposed legislation, the BIF and the SAIF will be merged on January 1, 2000, and the savings association charter will be continued. See "-Legislative Developments." The annual rate of assessments for the payments on the FICo obligations for the semi-annual period beginning on January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the FICO obligations are 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits. Accordingly, as a result of the Funds Act, the Bank has seen a decrease in the deposit assessments paid to the FDIC.

              FEDERAL HOME LOAN BANK SYSTEM
The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1997 of $12.9 million. FHLB advances must be secured by specified types of collateral, and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1997, 1996 and 1995, dividends from the FHLB to the Bank amounted to $710,000, $571,000 and $496,000, respectively. If dividends were reduced or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.
Further, there can be no assurance that the impact of recent legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

                   FEDERAL RESERVE SYSTEM
The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.5 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

                  LEGISLATIVE DEVELOPMENTS
The 1996 Funds Act requires the Secretary of the Treasury to conduct a study of the relevant factors with respect to the development of a common charter for all insured depository institutions and to the abolition of separate charters for banks and thrifts, and the Secretary of the Treasury is to report his conclusions and findings to the Congress. The Secretary of the Treasury recommended to the Congress that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in such non-financial activities. Absent legislation permitting bank holding companies to engage in such-financial activities, the Secretary of the Treasury recommended that the thrift charter be retain. Proposed legislation agreed to in March 1998 by the House Committee on Banking and Financial Services and the House Committee on Commerce provides for the retention of the thrift charter, subject to a requirement that a thrift invest at least 10% of its assets in home mortgages. The interstate branching powers of thrifts would be changed so as to conform to the restrictions applicable to the interstate branching of national banks. The proposed legislation would grandfather unitary savings and loan holding companies in the activities currently permitted such holding companies and would expand significantly the financial services that could be offered by the bank holding companies that qualified as well capitalized and well managed and had a CRA record of satisfactory or better. The Committees also agreed that the BIF and the SAIF would be merged on January 1, 2000 and that the OTS would be made a division of the Office of the Comptroller of the Currency. The outcome of such proposed legislation is uncertain. Therefore, the Company is unable to determine the extent to which any such legislation, if enacted, would affect the Company's business.

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

                    THE YEAR 2000 PROBLEM

The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these program and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

Financial institution regulators have recently increased their focus upon Year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federal regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 Problem. In addition, the FDIC and the other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 problem could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, determine if outside consultants are needed to coordinate the project and create a Year 2000 committee, assess its potential impact on the operations of the Bank, develop a scheduled plan for compliance on each item, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. The Company's plan is divided into the five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation/testing; and (5) implementation. The Bank has an internal Year 2000 committee which meets monthly to monitor and discuss the plan.

The Company has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. Vendors have been asked to submit their Year 2000 plans, including target and compliance dates, which will be monitored by the committee. Management believes the plan can be realized by tracking those systems affected and the date on which the Year 2000 Problem is expected to have an impact. Each committee member is responsible for coordinating effects and compliance within their respective areas. The committee now has begun the task of developing testing programs. Each affected systems area will be tested, including any associated computer programs, to insure that the Year 2000 Problem will not have a significant impact on the Bank's operations. The Company expects to complete its timetable for carrying out its plans to address Year 2000 issues by December 31, 1998.

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

Under the Small Business Job Protection Act of 1996 ("1996 Act"), signed into law in August 1996, the special rules for bad debt reserves of thrift institutions no longer apply and, therefore, the Bank cannot make additions to the tax bad debt reserves but is permitted to deduct bad debts as they occur. Additionally, under the 1996 Act, the Bank is required to recapture (that is, include in taxable income) the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 ("base year"). The Bank's federal tax bad debt reserves at December 31, 1995 exceeded its base year reserves by $2.7 million which will be recaptured into taxable income ratably over a six year period. This recapture was suspended for 1996 and 1997 since the Bank satisfies certain residential loan requirement. Thus, the Bank will begin this recapture in its current taxable year. The base year reserves will be subject to recapture, and the Bank could be required to recognize a tax liability, if (i) the Bank fails to qualify as a "bank" for Federal income tax purposes; (ii) certain distributions are made with respect to the stock of the Bank (see "Distributions"); (iii) the Bank uses the bad debt reserves for any purpose other than to absorb bad debt losses; or (iv) there is a change in Federal tax law. Management is not aware of the occurrence of any such event.

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

STATE AND LOCAL TAXATION
New York State and New York City Taxation. The Bank and the Company are subject to New York State and City franchise taxes on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means Federal taxable income with adjustments. The Company's annual tax liability for each year is the greatest of a tax on allocated entire net income; allocated alternative entire net income; allocated assets to New York State and/or New York City; or a minimum tax. Operating losses cannot be carried back or carried forward for New York State or New York City tax purposes. The Bank is also subject to the 17% Metropolitan Commuter District Surcharge on its New York State tax after the deduction of credits.

In response to the 1996 Act, the New York State and New York City tax laws have been amended to prevent the recapture of existing tax bad debt reserves and to allow for the continued use of the PTI method to determine the bad debt deduction in computing New York City and New York State tax liability.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES

The Bank conducts its business through eight full-service banking and thirty-nine supermarket banking facilities (seven of which were opened during the first quarter of 1998) located in Queens, Brooklyn, Manhattan, Staten Island, Nassau, Suffolk, Rockland andWestchester counties, Northern New Jersey and Connecticut.
The Bank also maintains an office for data processing and other property for possible future expansion. In December 1997, the Bank purchased an office building on Long Island in Westbury, New York for $7.3 million and entered into a lease agreement and Payment-in-Lieu-of-Tax ("PILOT") agreement with the Town of Hempstead Industrial Development Agency ("IDA"). The building will be used for the Company's and the Bank's headquarters, and occupancy is expected to occur in mid-1998. The total net book value of the Company's and the Bank's premises and equipment was $27.1 million at December 31, 1997, which included thirty-two supermarket branches. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                Net Book Value
                                                                                of Property or
                                                                                   Leasehold
                                                          Date                   Improvements
                                              Leased or Leased or Date of Lease at December 31,
     Location                                   Owned   Acquired  Expiration(1)       1997
     --------                                 --------- --------- ------------- ---------------
                                                                                (in thousands)
Main Office Complex:
  93-22/93-30 & 94-09/94-13 Jamaica Avenue       Owned     1957         -          $2,387
  & 87-14/86-35 94th St. Woodhaven, NY 11421
Traditional Branches:
  80-35 Jamaica Avenue, Woodhaven, NY 11421      Owned     1979         -             276
  82-10 153rd Avenue, Howard Beach, NY 11414     Owned     1971         -             579
  98-16 101st Avenue, Ozone Park, NY 11416       Owned     1976         -             463
  244-19 Braddock Avenue, Bellerose, NY 11426(2) Leased    1973        2003           123
  106-17 Continental Ave, Forest Hills, NY 11375 Leased    1959        1999            31
  343 Merrick Road, Amityville, NY 11701         Leased    1977        2001           440
  104-08 Rockaway Beach Blvd., Rockaway
    Beach, NY 11693                              Leased    1996        1998            38
Administrative Office:
  242 & 250 Old Country Road, Mineola, NY 11501  Leased    1996        1998             3
Supermarket Branches:
  700-60 Patchogue Rd., Medford, NY 11763        Leased    1996        2001           193
  1121 Jerusalem Avenue, Uniondale, NY 11553     Leased    1996        2001           217
  533 Montauk Highway, Bayshore, NY 11708        Leased    1996        2001           252
  625 Atlantic Avenue, Brooklyn, NY 11217        Leased    1996        2001           324
  575 Montauk Highway, W. Babylon, NY 11704      Leased    1997        2002           226
  2335 New Hyde Park Rd, New Hyde Park, NY 11040 Leased    1997        2002           245
  1251 Deer Park Ave., N. Babylon, NY 11703      Leased    1997        2002           239
  101 Wicks Road, Brentwood, New York 11717      Leased    1997        2002           244
  3635 Hempstead Turnpike, Levittown, NY 11756   Leased    1997        2002           254
  6070 Jericho Turnpike, Commack, NY 11726       Leased    1997        2002           250
  2150 Middle Country Rd., Centereach, NY 11720  Leased    1997        2002           249
  1897 Fron Street, East Meadow, NY 11554        Leased    1997        2002           253
  8101 Jericho Turnpike, Woodbury, NY 11796      Leased    1997        2002           247
  92-10 Atlantic Avenue, Ozone Park, NY 11416    Leased    1997        2002           256
  395 Route 112, Patchogue, NY 11772             Leased    1997        2002           243
  1764 Grand Avenue, Baldwin, NY 11510           Leased    1997        2002           228
  5145 Nesconset Hwy., Port Jefferson, NY 11776  Leased    1997        2002           255
  31-06 Farrington Street, Whitestone, NY 11357  Leased    1997        2002           248
  5801 Sunrise Highway, Sayville, NY 11741       Leased    1997        2002           246
  531 Montauk Highway, W. Babylon, NY 11776      Leased    1997        2002           249
  155 Islip Avenue, Islip, NY 11751              Leased    1997        2002           255
  800 Montauk Highway, Shirley, NY 11967         Leased    1997        2002           243
  253-01 Rockaway Turnpike, Woodmere, NY 11422   Leased    1997        2002           246
  227 Cherry Street, New York, NY 10002          Leased    1997        2002           228
  45 Route 59 Monsey, NY 10952                   Leased    1997        2002           225
  Route 59, East Nanuet, NY 10954                Leased    1997        2002           228
  1905 Sunrise Highway, Bayshore, NY 11708       Leased    1997        2002           272
  941 Carmens Road, Massapequa, NY 11758         Leased    1997        2002            84
  500 South River Street, Hackensack, NJ 07470   Leased    1997        2002           203
  1 Pathmark Plaza, Mount Vernon, NY             Leased    1997        2002           232
  2875 Richmond Avenue, Staten Island, NY 10306  Leased    1997        2002           239
  111-10 Flatlands Avenue, Brooklyn, NY 11230    Leased    1997        2002           232
Corporate Headquarters:
  615 Merrick Avenue, Westbury, NY               Owned     1997          -          7,300

(1) Rent expense for the year ended December 31, 1997 was $1.7 million.
(2) Includes land that is adjacent to the branch office that was acquired by the Bank in 1973.

ITEM 3.  LEGAL PROCEEDINGS
In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At December 31,

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

The Company is involved in various legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock
Information" in the Registrant's 1997 Annual Report to
Stockholders on page 54, and is incorporated herein by reference.

Information relating to the payment of dividends by the Registrant appears in "Note 14 to Notes to Consolidated Financial
Statements" in the Registrant's Annual Report on page 47 and is incorporated herein by reference.

The Company initiated a quarterly cash dividend of $0.05 per share in the third quarter of 1995 paid on October 20, 1995. The following schedule summarizes the cash dividends paid for 1995, 1996 and 1997:

  Dividend Payment      Dividend Paid
        Date            Per Share (1)        Record Date
  ----------------      -------------        -----------
  October 20, 1995          .05              October 2, 1995
  January 19, 1996          .05              January 2, 1996
  April 29, 1996            .05              April 8, 1996
  July 12, 1996             .075             June 27, 1996
  October 28, 1996          .075             October 7, 1996
  January 17, 1997          .075             December 30, 1996
  April 24, 1997            .075             April 4, 1997
  July 18, 1997             .075             June 30, 1997
  October 17, 1997          .075             September 29, 1997

(1) As adjusted to reflect the 2-for-1 stock split effective
November 1997 ("stock split").

The following schedule summarizes the dividend payout ratio
(dividends declared per share divided by net income per share)

                Dividends        Net income
  Year        Paid per share     per share       Payout ratio
 ------       --------------     ----------      ------------
  1995            $0.05            $0.99            0.051%
  1996             0.25             1.13            0.221
  1997             0.30             1.32            0.227

ITEM 6.  SELECTED FINANCIAL DATA
The above-captioned information appears in the Registrant's 1997
Annual Report to Stockholders on pages 10 and 11 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
The above-captioned information appears under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1997 Annual Report to
Stockholders on pages 12 through 24 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK
The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Market Risk" and "- Interest Rate Sensitivity Analysis" in the Registrant's 1997 Annual Report to Stockholders on pages 13 through 15 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Haven Bancorp, Inc. and its subsidiaries, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1997 Annual Report to Stockholders on pages 25 through 52 and are incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 22, 1998, on pages 5 through 8.

ITEM 11.  EXECUTIVE COMPENSATION
The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1998, on pages 9 through 22 (excluding the Report of the Compensation Committee on pages 11 through 14 and the Stock Performance Graph on page 15).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1998, on pages 4 and 6 through 8.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 22, 1998, on pages 22 and 23.

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as a part of this report:
(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.
                                                            Pages
     Consolidated Statements of Financial Condition
     as of December 31, 1997 and 1996 ...................    25

     Consolidated Statements of Income for the Years
     Ended December 31, 1997, 1996 and 1995 .............    26

     Consolidated Statements of Changes In Stockholders'
     Equity for the Three Years Ended December 31, 1997 .    27

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1997, 1996 and 1995 .............    28

     Notes to Consolidated Financial Statements ......... 29 - 51

     Independent Auditors' Report .......................    52

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits (filed herewith unless otherwise noted)
     (a) The following exhibits are filed as part of this report:
     3.1     Amended Certificate of Incorporation of Haven
             Bancorp, Inc.*
     3.2 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock**
     3.3     Bylaws of Haven Bancorp, Inc.*
     4.0 Rights Agreement between Haven Bancorp, Inc. and Chase Manhattan Bank (formerly Chemical Bank)**
     10.1(A) Employment Agreement between Haven Bancorp, Inc. and
             Philip S. Messina****
     10.1(B) Amendatory Agreement to the Employment Agreement between Haven Bancorp, Inc. and Philip S. Messina (filed herewith)
     10.1(C) Employment Agreement between CFS Bank and Philip S.
             Messina (filed herewith)
     10.2(A) Form of Change in Control Agreement between
             Columbia Federal Savings Bank and certain executive officers, as amended****
     10.2(B) Form of Amendment to Change in Control Agreement between CFS Bank and certain executive officers (filed herewith)
     10.2(C) Form of Change in Control Agreement between Haven
             Bancorp, Inc. and certain executive officers, as amended****
     10.2(D) Form of Amendment to Change in Control Agreement between Haven Bancorp, Inc. and certain executive officers (filed herewith)
     10.2(E) Employment Agreement between Columbia Federal
             Savings Bank and Andrew L. Kaplan (filed herewith)
     10.4 (a) Amended and Restated Columbia Federal Savings Bank Recognition and Retention Plans and Trusts for Officers and Employees***
     10.4 (b) Amended and Restated Recognition and Retention Plan and Trusts for Outside Directors***
     10.5    Haven Bancorp, Inc. 1993 Incentive Stock Option
             Plan***
     10.6    Haven Bancorp, Inc. 1993 Stock Option Plan for
             Outside Directors***
     10.7 Columbia Federal Savings Bank Employee Severance Compensation Plan, as amended****
     10.8 Columbia Federal Savings Bank Consultation and Retirement Plan for Non-Employee Directors***
     10.9    Form of Supplemental Executive Retirement Plan*
     10.10   Haven Bancorp, Inc. 1996 Stock Incentive Plan****
     11.0    Computation of earnings per share (filed herewith)

     13.0    1997 Annual Report to Stockholders (filed herewith)
     21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
     23.0    Consent of Independent Auditors (filed herewith)
     27.0    Financial Data Schedule (filed herewith)
     99 Proxy Statement for 1998 Annual Meeting (filed herewith)

_______________
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and any amendments thereto, filed on April 14, 1993, Registration No. 33-61048.

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


     (b)  Reports on Form 8-K.

          One report on Form 8-K was filed by the Company dated
March 26, 1998 relating to the Bank's agreement to purchase
Intercounty Mortgage, Inc. No financial statements were filed as a part of such report.

                         SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HAVEN BANCORP, INC.


                                     By:  /s/ George S. Worgul
                                          --------------------
                                          George S. Worgul
Dated:  March 30, 1998                    Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


     Name                      Title                   Date

/s/ George S. Worgul       Chairman of the Board     March 30, 1998
--------------------------
George S. Worgul


/s/ Philip S. Messina      President and Chief       March 30, 1998
-------------------------- Executive Officer
Philip S. Messina


/s/ Robert L. Koop         Director                  March 30, 1998
--------------------------
Robert L. Koop


/s/ Robert M. Sprotte      Director                  March 30, 1998
--------------------------
Robert M. Sprotte


/s/ Joseph A. Ruggiere     Director                  March 30, 1998
--------------------------
Joseph A. Ruggiere





/s/ Michael J. Fitzpatrick Director                  March 30, 1998
--------------------------
Michael J. Fitzpatrick


/s/ William J. Jennings II Director                  March 30, 1998
--------------------------
William J. Jennings II


/s/ Michael J. Levine      Director                  March 30, 1998
--------------------------
Michael J. Levine


/s/Msgr. Thomas J. Hartman Director                  March 30, 1998
--------------------------
Msgr. Thomas J. Hartman


/s/ Catherine Califano     Senior Vice President and March 30, 1998
-------------------------- Chief Financial Officer
Catherine Califano




























                                                             59
