Form 10-Q
period 1998-03-31
HAVEN BANCORP INC
filed 1998-05-14
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998         OR

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

There were 8,836,988 shares of the Registrant's common stock outstanding as of May 13, 1998.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of March 31, 1998 and December 31, 1997         3

         Consolidated Statements of Income for the
         Three Months ended March 31, 1998 and 1997         4

         Consolidated Statements of Changes in
         Stockholders' Equity for the Three Months
         ended March 31, 1998                               5

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 1998 and 1997         6

         Notes to Consolidated Financial Statements      7-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  12-25

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                 25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 25

Item 2.  Changes in Securities and Use of Proceeds         25

Item 3.  Defaults Upon Senior Securities                   25

Item 4.  Submission of Matters to a Vote of Security
         Holders                                        25-26

Item 5.  Other Information                                 26

Item 6.  Exhibits and Reports on Form 8-K                  26

    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                       March 31,    December 31,
                                                                         1998          1997
                                                                       ---------    ------------
ASSETS
Cash and due from banks                                                $   44,467    $   35,745
Money market investments                                                    7,717         4,561
Securities available for sale (note 2)                                    511,062       499,380
Debt securities held to maturity (estimated fair value of $50,301
  and $66,372 in 1998 and 1997, respectively) (note 2)                     50,417        66,404
Federal Home Loan Bank of NY stock, at cost                                12,885        12,885
Mortgage-backed securities held to maturity (estimated fair value of
  $153,165 and $163,326 in 1998 and 1997, respectively) (note 2)          152,460       163,057
Loans:
  First mortgage loans                                                  1,141,770     1,098,894
  Cooperative apartment loans                                              19,209        19,596
  Other loans                                                              32,831        32,291
                                                                        ---------     ---------
     Total loans                                                        1,193,810     1,150,781
Less allowance for loan losses                                            (12,916)      (12,528)
                                                                        ---------     ---------
  Loans, net                                                            1,180,894     1,138,253
Premises and equipment, net                                                28,628        27,062
Accrued interest receivable                                                11,905        12,429
Other assets                                                               17,349        15,114
                                                                        ---------     ---------
     Total assets                                                      $2,017,784    $1,974,890
                                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                             $1,474,828    $1,365,012
  Borrowed funds                                                          399,917       466,794
  Mortgagors' escrow balances                                               7,323         3,234
  Due to broker                                                              -           10,000
  Other liabilities                                                        21,615        16,985
                                                                        ---------     ---------
     Total liabilities                                                  1,903,683     1,862,025
                                                                        ---------     ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued (note 6)                                  -             -
  Common stock, $.01 par value, 10,500,000 shares authorized,
    9,918,750 issued; 8,835,588 and 8,784,700 shares outstanding
    in 1998 and 1997, respectively (note 6)                                   100           100
  Additional paid-in capital                                               50,515        50,065
  Retained earnings, substantially restricted                              75,166        73,567
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale, net
      of tax effect                                                           400         1,671
  Treasury stock, at cost (1,083,162 and 1,134,050 shares in
    1998 and 1997, respectively)                                           (9,943)      (10,246)
  Unallocated common stock held by Bank's ESOP                             (1,451)       (1,529)
  Unearned common stock held by Bank's Recognition Plans and Trusts          (340)         (364)
  Unearned compensation                                                      (346)         (399)
                                                                        ---------     ---------
      Total stockholders' equity                                          114,101       112,865
                                                                        ---------     ---------
      Total liabilities and stockholders' equity                       $2,017,784    $1,974,890
                                                                        =========     =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1998          1997
                                                          ----          ----
Interest income:
  Mortgage loans                                          $21,739      $16,581
  Other loans                                                 787          815
  Mortgage-backed securities                                8,931        7,041
  Money market investments                                    104           96
  Debt and equity securities                                3,402        4,264
                                                           ------       ------
     Total interest income                                 34,963       28,797
                                                           ------       ------
Interest expense:
 Deposits:
  Savings accounts                                          2,416        2,228
  NOW accounts                                                261          218
  Money market accounts                                       423          398
  Certificate accounts                                     11,863        8,469
 Borrowings                                                 6,506        5,059
                                                           ------       ------
    Total interest expense                                 21,469       16,372
                                                           ------       ------
Net interest income before provision for loan losses       13,494       12,425
Provision for loan losses                                     670          700
                                                           ------       ------
Net interest income after provision for loan losses        12,824       11,725
                                                           ------       ------
Non-interest income:
  Loan fees and servicing income                              518          250
  Savings/checking fees                                     1,811        1,060
  Net gain (loss) on sales of interest-earning assets         352          (24)
  Insurance annuity and mutual fund fees                    1,187          800
  Other                                                       591          241
                                                           ------       ------
     Total non-interest income                              4,459        2,327
                                                           ------       ------
Non-interest expense:
  Compensation and benefits                                 7,577        5,014
  Occupancy and equipment                                   2,219          992
  Real estate owned operations, net                            49          108
  Federal deposit insurance premiums                          207          192
  Other                                                     4,015        2,763
                                                           ------       ------
     Total non-interest expense                            14,067        9,069
                                                           ------       ------
Income before income tax expense                            3,216        4,983
Income tax expense                                          1,067        1,678
                                                           ------       ------
Net income                                                $ 2,149      $ 3,305
                                                           ======       ======
Net income per common share:  Basic (1)                    $ 0.25       $ 0.40
                                                           ======       ======
                              Diluted (1)                  $ 0.24       $ 0.38
                                                           ======       ======

See accompanying notes to consolidated financial statements.

(1) 1997 per share amounts reflect the 2-for-1 stock split effective November 1997.

                                HAVEN BANCORP, INC.
             Consolidated Statements of Changes in Stockholders' Equity
                  Three Months Ended March 31, 1998   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings   Income    Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1997            $112,865  100   50,065    73,567     1,671     (10,246)   (1,529)     (364)       (399)
Comprehensive Income:
  Net income                               2,149   -       -       2,149       -           -         -          -          -
  Other comprehensive income, net of tax
    Net unrealized depreciation on
    certain securities, net of
    reclassification adjustment           (1,271)  -       -         -      (1,271)        -         -          -          -
                                         -------
Comprehensive income                         878   -       -         -         -           -         -          -          -
Dividends declared (note 5)                 (550)  -       -        (550)      -           -         -          -          -
Treasury stock issued for deferred
  compensation plan (2,104 shares)           -     -        35       -         -            13       -          -          (48)
Stock options exercised, net of tax
  effect (48,784 shares) (note 4)            418   -       128       -         -           290       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                   389   -       287       -         -           -          78        24         -
Amortization of deferred compensation plan   101   -       -         -         -           -         -          -          101
                                         -------  ---   ------    ------    ------      ------    ------     -----       -----
Balance at March 31, 1998               $114,101  100   50,515    75,166       400      (9,943)   (1,451)     (340)       (346)
                                         =======  ===   ======    ======    ======      ======    ======     =====       =====

                  FAS 130 Disclosure of Reclassification Adjustment
                                   March 31, 1998

                                                                                      Gross    Tax Effect  Net of Tax
                                                                                      -----    ----------  ----------
Comprehensive income items
  Net unrealized loss arising during period                                           (1,670)     (630)     (1,040)
  Less: reclassification adjustment for net gains included in income                    (346)     (115)       (231)
                                                                                       -----      ----       -----
  Net unrealized loss on certain securities                                           (2,016)     (745)     (1,271)
                                                                                       =====      ====       =====
Balance sheet items
  Accumulated unrealized gain on securities AFS as of March 31, 1998                     597       197         400
  Accumulated unrealized gain on securities AFS as of December 31, 1997                2,613       942       1,671
                                                                                       -----      ----       -----
  Change during the period                                                            (2,016)     (745)     (1,271)
                                                                                       =====      ====       =====

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                            1998      1997
                                                                            ----      ----
Net cash flows from operating activities:
  Net income                                                               $ 2,149   $ 3,305
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                                 490       376
   Amortization of net deferred loan origination fees                          (10)     (247)
   Amortization of premiums and accretion of discounts on
     loans, mortgage-backed and debt securities                               (473)       56
   Provision for loan losses                                                   670       700
   Provision for losses on real estate owned                                     5        50
   Deferred income taxes                                                      (389)     (833)
   Net (gain) loss on sales of interest-earning assets                        (352)       24
   Depreciation and amortization                                               625       205
   Decrease in accrued interest receivable                                     524       785
   (Decrease) increase in due to broker                                    (10,000)   28,908
   Increase in other liabilities                                             4,626     1,069
   Increase in other assets                                                   (930)   (1,132)
                                                                            ------    ------
Net cash (used in) provided by operating activities                         (3,065)   33,266
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                    (45,347)  (81,580)
  Proceeds from disposition of assets (including REO)                        1,876       575
  Purchases of securities available for sale                              (186,510) (153,380)
  Principal repayments and maturities on securities available for sale      50,366     6,905
  Proceeds from sales of securities available for sale                     123,249    77,610
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                        16,020     2,020
  Principal repayments on mortgage-backed securities held to maturity       10,580     8,413
  Purchases of FHLB stock, net                                                -         (350)
  Net increase in premises and equipment                                    (2,191)   (3,206)
                                                                           -------    ------
Net cash used in investing activities                                      (31,957) (142,993)
                                                                           -------    ------
Cash flows from financing activities:
  Net increase in deposits                                                 109,816    25,742
  Net (decrease) increase in borrowed funds                                (66,877)   83,109
  Increase in mortgagors' escrow balances                                    4,089     4,655
  Payment of common stock dividends                                           (546)     (649)
  Stock options exercised                                                      418        25
                                                                           -------   -------
Net cash provided by financing activities                                   46,900   112,882
                                                                           -------   -------
Net increase in cash and cash equivalents                                   11,878     3,155
Cash and cash equivalents at beginning of period                            40,306    35,717
                                                                            ------    ------
Cash and cash equivalents at end of period                                 $52,184   $38,872
                                                                            ======    ======
Supplemental information:
  Cash paid during the period for:
  Interest                                                                 $20,523   $14,584
  Income taxes                                                                   1       900
  Additions to real estate owned                                               310       647
  Securities purchased, not yet received                                       -      29,908
                                                                            ======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1998 and 1997
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank (formerly Columbia Federal Savings Bank) ("CFS" or the "Bank") and subsidiaries, as of March 31, 1998 and December 31, 1997 and for the three-month period ended March 31, 1998 and 1997, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.


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

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at March 31, 1998 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $119,864         51      (2,203)   117,712
  Preferred Stock                                  4,095        216        -         4,311
                                                 -------      -----      ------    -------
                                                 123,959        267      (2,203)   122,023
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                                  806         33        -           839
  FNMA Certificates                               42,665        436        (192)    42,909
  FHLMC Certificates                              56,972        770         (61)    57,681
  CMOs and REMICS                                286,063      2,060        (513)   287,610
                                                 -------      -----      ------    -------
                                                 386,506      3,299        (766)   389,039
                                                 -------      -----      ------    -------
Total                                           $510,465      3,566      (2,969)   511,062
                                                 =======      =====      ======    =======

The net unrealized loss on securities available for sale at March
31, 1998, was reported as a separate component of stockholders' equity, in the amount of $400,000 which is net of a tax effect of $197,000.

                DEBT SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities held to maturity at March 31, 1998 are summarized as follows:

                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                           ---------  ----------  ----------  ---------
                                                          (In thousands)
U.S. Government and Agency obligations      $ 10,017        2          (15)      10,004
Corporate debt securities                     40,400        9         (112)      40,297
                                             -------       --       ------      -------
Total                                       $ 50,417       11         (127)      50,301
                                             =======       ==       ======      =======


It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

          MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of MBSs held to maturity at March 31, 1998 are summarized as follows:

                                  Gross       Gross     Estimated
                     Amortized  Unrealized  Unrealized    Fair
                       Cost       Gains      Losses       Value
                     ---------  ----------  ----------  ---------
                                   (In thousands)
FHLMC Certificates   $ 25,519       432        (148)      25,803
FNMA Certificates      58,279       263        (390)      58,152
CMOs and REMICs        68,662       847        (299)      69,210
                      -------     -----      ------      -------
     Total           $152,460     1,542        (837)     153,165
                      =======     =====      ======      =======

It is the Company's intent to hold these securities until maturity and therefore the Company does not expect to realize the current unrealized losses brought about by the current market environment.

NOTE 3 - INTERCOUNTY MORTGAGE, INC. On May 1, 1998 the Bank completed the purchase of the production franchise of Intercounty Mortgage, Inc. ("IMI") from Resource Bancshares Mortgage Group, Inc. ("RBMG"). The Bank paid approximately $5.6 million for IMI's production franchise and fixed assets. The transaction will be financed internally and accounted for under the purchase method. IMI primarily originates agency-eligible residential mortgages and in 1997 had loan production of approximately $740 million from six retail offices in New York, New Jersey and Pennsylvania. The business will initially be run as a division of the Bank, operating as "CFS Intercounty Mortgage Company." The Bank intends to supplement IMI's present product mix, which is primarily thirty-year, fixed-rate product with the Bank's wider range of mortgage products, including adjustable rate and jumbo mortgages. The Bank intends to retain a portion of IMI's ongoing loan production in its portfolio.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the three months ended March 31, 1998 are as follows:

                                                 Weighted Average
                                       Options    Exercise Price
                                       -------   ----------------
Balance at December 31, 1997          1,231,676         7.90
  Granted                                 -              -
  Forfeited                               -              -
  Exercised                             (48,784)        8.57
                                      ---------        -----
Balance at March 31, 1998             1,182,892         7.87
                                      =========        =====
Shares exercisable at March 31, 1998    897,715         6.36
                                       ========        =====

At the annual meeting of stockholders on April 22, 1998, the stockholders of the Company approved an amendment to the Haven Bancorp, Inc. 1996 Stock Incentive Plan to increase the number of shares of common stock of the Company that are available for issuance pursuant to the Plan by 400,000 shares. None of the additional shares have been granted.

NOTE 5 - DIVIDENDS PAYABLE. On March 24, 1998, the Company's Board of Directors approved a regular quarterly cash dividend of $0.075 per share, payable on April 23, 1998, to shareholders of record as of April 3, 1998.

NOTE 6 - PREFERRED STOCK/COMMON STOCK. At the annual meeting of stockholders on April 22, 1998, the stockholders of the Company approved an amendment of the Certificate of Incorporation of Haven Bancorp, Inc. to increase the number of shares of stock that the Company has the authority to issue to an aggregate of 32,000,000 (thirty-two million) shares, of which 30,000,000 (thirty million) shares would be common stock and 2,000,000 (two million) shares would be preferred stock.

NOTE 7 - RECENT ACCOUNTING/REGULATORY PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has adopted the provisions of SFAS No. 130 during the first quarter of 1998 and as such was required to: (a) classify items of other comprehensive income by their nature in a financial statement; (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in its statement of financial condition; and (c) reclassify prior periods presented (see Note 9).

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to stockholders. SFAS No. 131 also requires that enterprises report certain information about their products and services, geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 but does not have to be applied to interim financial statements in the initial year of application. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Post-Retirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 also standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior periods presented. As the requirements of SFAS No. 132 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

NOTE 8 - NET INCOME PER SHARE OF COMMON STOCK. There were 8,526,864 basic shares outstanding and 9,129,745 diluted shares outstanding for the three months ended March 31, 1998. The weighted average number of shares outstanding does not include 290,153 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of March 31, 1998 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the relevant period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 9 - COMPREHENSIVE INCOME. Comprehensive income, as discussed in Note 7, was $878,000 and $1.0 million for the three month periods ended March 31, 1998 and 1997, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                        GENERAL

Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") is the holding company for CFS Bank (formerly Columbia Federal Savings
Bank) ("CFS" or the "Bank"), a federally chartered stock savings bank. CFS converted from a mutual to a stock savings bank on September 23, 1993 in conjunction with the issuance of the Bank's capital stock to Haven Bancorp.

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

          ANALYSIS OF FINANCIAL CONDITION CHANGES FROM
              DECEMBER 31, 1997 TO MARCH 31, 1998

                            ASSETS

Total assets increased by $42.9 million, or 2.2% to $2.0 billion at March 31, 1998. Cash and due from banks increased by $8.7 million to $44.5 million at March 31, 1998. Securities available for sale ("AFS") increased by $11.7 million, or 2.3% to $511.1 million at March 31, 1998 from $499.4 million at December 31, 1997 resulting primarily due to purchases during the quarter in the AFS portfolio. During the quarter ended March 31, 1998, the Bank purchased $172.6 million of MBSs and $13.9 million of government agency securities for its AFS portfolio. The emphasis on MBS securities was due to the availability of more favorable rates and shorter durations. These increases were partially offset by sales and principal repayments of $123.2 million and $50.4 million, respectively. Debt securities held to maturity declined by $16.0 million, or 24.1% to $50.4 million at March 31, 1998 from $66.4 million at December 31, 1997 due to principal repayments, maturities and calls. MBSs held to maturity declined by $10.6 million, or 6.5% to $152.5 million at March 31, 1998 from $163.1 million at December 31, 1997 also due to principal repayments on the portfolio. There were no purchases of debt securities or MBSs held to maturity during the quarter.

Net loans increased by $42.6 million, or 3.7% to $1.2 billion at March 31, 1998 from $1.1 billion at December 31, 1997. Loan originations during the quarter totaled $97.6 million (comprised of $68.6 million of residential one-to four-family mortgage loans, $3.1 million of equity loans and lines of credit, $21.2 million of multi-family loans and $4.7 million of commercial real estate loans). Originations of residential one-to four-family mortgage loans included purchases of $16.1 million of primarily adjustable rate residential loans in the secondary market. During the first quarter of 1998, principal repayments totaled $52.4 million, $323,000 was transferred to REO and $1.7 million of loans were sold in the secondary market.

                         LIABILITIES

Deposits increased by $109.8 million, or 8.0% to $1.4 billion between December 31, 1997 and March 31, 1998 primarily due to deposit inflows in the Bank's in-store supermarket bank branches which had deposits totaling $238.2 million at March 31, 1998 compared to $157.2 million at December 31, 1997. The Bank had thirty-nine in-store bank branches open as of March 31, 1998 compared to thirty-two in-store branches at December 31, 1997. The Bank expects to open twenty in-store branches during the remainder of 1998. Core deposits (comprised of checking, savings and money market accounts) were 31.2% of total in-store branch deposits at March 31, 1998 compared to a ratio of 46.1% in the Bank's nine traditional branches. Overall, core deposits represented 43.8% of total deposits at March 31, 1998 compared to 42.7% at December 31, 1997. Borrowed funds decreased by $66.9 million, or 14.3% to $399.9 million at March 31, 1998 from $466.8 million at December 31, 1997 primarily due to the repayment of short-term borrowings during the first quarter. To accommodate strong loan demand during the period, the Company elected to maintain a high level of liquidity.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity increased to $114.1 million at March 31, 1998 from $112.9 million at December 31, 1997. The increase in stockholders' equity was due to net income of $2.1 million for the quarter and the allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs and amortization of deferred compensation plan which increased stockholders' equity by $490,000. In addition, stockholders equity increased $418,000 due to stock options exercised during the quarter. This increase was partially offset by a decrease of $1.3 million in the unrealized gain on securities available for sale and dividends declared of $550,000.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and real estate owned.

                                     March 31,      December 31,
                                       1998             1997
                                     ---------      ------------
Non-accrual loans
  One-to four-family                  $ 3,742           3,534
  Cooperative                             389             698
  Multi-family                            911           2,531
  Non-residential and other             3,682           3,633
                                       ------          ------
     Total non-accrual loans            8,724          10,396
                                       ------          ------
Restructured loans
  One-to four-family                      675             679
  Cooperative                             289             290
  Multi-family                          1,161           1,167
                                       ------          ------
     Total restructured loans           2,125           2,136
                                       ------          ------
     Total non-performing loans        10,849          12,532
                                       ------          ------
REO, net
  One-to four-family                      238             126
  Cooperative                             234             295
  Non-residential and other               221             121
                                       ------          ------
     Total REO                            693             542
  Less allowance for REO                  (67)            (87)
                                       ------          ------
     REO, net                             626             455
                                       ------          ------
     Total non-performing assets      $11,475          12,987
                                       ======          ======
Non-performing loans to total loans      0.91%           1.09%
Non-performing assets to total assets    0.57            0.66
Non-performing loans to total assets     0.54            0.63

The decrease in non-performing assets was primarily due to a reduction of $1.6 million in non-accrual multi-family loans. The ratio of non-performing loans to total loans decreased primarily due to the increase of $43.0 million in total loans during the quarter. The decrease in the ratio of non-performing assets to total assets was primarily due to the increase of $42.9 million in total assets during the quarter. The ratio of non-performing loans to total assets decreased primarily due to the increase of $42.9 million in total assets and a reduction of $1.7 million in non-performing loans between year-end 1997 and March 31, 1998.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1998 and 1997:

                                                1998      1997
                                               -------   -------
Balance at beginning of period                 $12,528    10,704
Charge-offs:
   Residential                                     (84)     (171)
   Cooperative                                     (56)     (109)
   Multi-family                                   (708)      -
   Non-residential and other                      (291)      (58)
                                                ------    ------
     Total charge-offs                          (1,139)     (338)
                                                ------    ------
   Recoveries                                      857       384
                                                ------    ------
   Net (charge-offs) recoveries                   (282)       46
   Provision for loan losses                       670       700
                                                ------    ------
Balance at end of period                       $12,916    11,450
                                                ======    ======
Ratio of net charge-offs (recoveries) during
  the period to average loans outstanding
  during the period                              0.10%    (0.02%)
Ratio of allowance for loan losses to
  total loans at the end of the period           1.08      1.23
Ratio of allowance for loan losses to non-
  performing loans at the end of the period    119.05     92.04

The ratio of net charge-offs to average loans outstanding during the first quarter of 1998 increased compared to the same period in 1997 due to the fact that the Bank experienced net charge-offs of $282,000 for the first quarter of 1998 compared to net recoveries of $46,000 for the first quarter of 1997. The ratio of allowance for loan losses to total loans decreased for the quarter due to the increase in average loans outstanding for the quarter. The ratio of allowance for loan losses to non-performing loans increased between the periods due to an increase of $1.5 million in the allowance for loan losses and a decrease of $1.7 million in non-performing loans. The Bank's allowance for loan losses was $12.9 million and $12.5 million at March 31, 1998 and December 31, 1997, respectively, while non-performing loans totaled $10.8 million and $12.5 million, respectively, at those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. During the first quarter of 1998, the Bank originated or purchased $14.6 million of residential adjustable-rate mortgages. During the quarter, the Bank sold $123.2 million in securities from its AFS portfolio, most of which were fixed-rate securities, to improve yield by purchasing fixed-rate securities bearing higher yields with shorter durations to improve its interest rate risk profile. The Bank purchased fixed-rate debt securities and MBSs to take advantage of higher yields compared to rates offered on adjustable rate securities. At March 31, 1998, $219.8 million, or 40.6% of the Company's MBS portfolio were adjustable-rate MBSs. In addition, $45.4 million, or 26.3% of the Company's debt and equity securities portfolio were floating rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of checking, savings and money market accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At March 31, 1998, core deposits represented 43.8% of deposits compared to 42.7% of deposits at December 31, 1997. During the first quarter of 1998, savings accounts increased by $14.3 million, net of interest and certificates of deposit increased by $67.0 million, net of interest. The number of checking accounts increased by 13,672, or 14.0% to 111,534 at March 31, 1998 from 97,862 at December 31, 1997. Most of the increase, 12,192 accounts, is attributable to the Bank's in-store bank branches. The amount of certificate accounts outstanding at March 31, 1998 was $859.9 million compared to $781.6 million at December 31, 1997. The Company expects to attract a higher percentage of core deposits from its in-store bank branch locations as the supermarket branching program continues to grow and mature.

                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 8.77% at March 31, 1998 compared to 8.94% at December 31, 1997.

The Company's primary sources of funds are deposits, principal and interest payments on loans and MBSs, retained earnings and advances from FHLB-NY. Proceeds from the sale of AFS securities are also a source of funding, as are, to a lesser extent, the sales of annuities and securities brokerage activities conducted by the Bank's subsidiary, CFS Investments, Inc. ("CFSI"). While maturities and scheduled amortization of loans and MBSs are somewhat predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1998 and December 31, 1997, cash and short and intermediate-term investments totaled $52.2 million and $40.3 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs AFS. Other sources of funds include FHLB advances, which at March 31, 1998, totaled $196.0 million. At March 31, 1998, the Bank had unused lines of credit totaling $54.9 million with the FHLB of New York.

As of March 31, 1998, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(2)
                                  ------  ----------     ------  ----------     ------  ----------
                                       (Dollars in thousands)
Capital for regulatory purposes  $128,735    6.41%      $128,735    6.41%      $140,365   14.01%

Minimum regulatory requirement     40,186    2.00         80,372    4.00(3)      80,155    8.00
                                  -------    ----        -------    ----        -------    ----
Excess                           $ 88,549    4.41%      $ 48,363    2.41%      $ 60,210    6.01%
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

(3) Consistent with the minimum ratio to be deemed "adequately capitalized", the required amount is based on 4%. Failure to meet the capital requirements or to be deemed undercapitalized exposes an institution to regulatory sanctions, including limitations on asset growth.

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

                                                             Three Months Ended March 31,
                                                           1998                        1997
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,136,919  $21,739  7.65%  $  835,905 $16,581   7.93%
 Other loans                                       32,833      787  9.59       33,757     815   9.66
 Mortgage-backed securities                       537,116    8,931  6.65      417,169   7,041   6.75
 Money market investments                           8,175      104  5.09        7,069      96   5.43
 Debt and equity securities                       200,415    3,402  6.79      253,991   4,264   6.72
                                                ---------   ------          ---------  ------
Total interest-earning assets                   1,915,458   34,963  7.30    1,547,891  28,797   7.44
Non-interest earning assets                        93,488   ------             64,387  ------
                                                ---------                   ---------
   Total assets                                 2,008,946                   1,612,278
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Savings accounts                              384,701    2,416  2.51      362,537   2,228   2.46
    Certificate accounts                          824,774   11,863  5.75      606,470   8,469   5.59
    NOW accounts                                  159,088      261  0.66      120,872     218   0.72
    Money market accounts                          55,260      423  3.06       54,314     398   2.93
    Borrowed funds                                432,750    6,506  6.01      355,395   5,059   5.69
                                                ---------   ------          ---------  ------
Total interest-bearing liabilities              1,856,573   21,469  4.63    1,499,588  16,372   4.37
Other liabilities                                  38,074   ------             18,994  ------
                                                ---------                   ---------
     Total liabilities                          1,894,647                   1,518,582
Stockholders' equity                              114,299                      93,696
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,008,946                   1,612,278
                                                =========                   =========
Net interest income/net interest rate spread              $13,494   2.67%             $12,425   3.07%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $58,885           2.82%     $48,303           3.21%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             103.17%                     103.22%
                                                           ======                      ======

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                 ENDED MARCH 31, 1998 AND 1997

GENERAL. The Company reported net income of $2.1 million for the three months ended March 31, 1998 compared to net income of $3.3 million for the three months ended March 31, 1997. The decrease was primarily attributable to an increase of $5.0 million in non-interest expense and an increase of $5.1 million in interest expense. These increases were partially offset by increases in interest income and non-interest income of $6.2 million and $2.1 million, respectively, from the prior year period. Finally, the provision for tax expense decreased $611,000 from the same period last year due to a decrease of $1.8 million in pre-tax income.

INTEREST INCOME. Interest income increased by $6.2 million, or 21.4% to $35.0 million for the three months ended March 31, 1998 from $28.8 million for the three months ended March 31, 1997. The increase was primarily the result of a $5.2 million increase in interest income on mortgage loans and an increase of $1.9 million in interest income on MBS securities. These increases were partially offset by decreases in interest income on debt and equity securities and other loans of $862,000 and $28,000, respectively.

Interest income on mortgage loans increased by $5.2 million, or 31.1% to $21.7 million for the three months ended March 31, 1998, from $16.6 million for the comparable three-month period in 1997. The increase was primarily the result of an increase in the average balance of mortgage loans of $301.0 million, partially offset by a decline in the average yield of 28 basis points from the first quarter of 1997. The increase in the average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, for the entire year of 1997 and the first quarter of 1998 which totaled $459.8 million and $94.5 million, respectively. These originations included one-to four-family mortgage loans purchased in the secondary market totaling $200.9 million and $16.1 million, respectively. The originations for both periods were partially offset by principal payments of $151.2 million and $49.8 million, respectively. The decline in the average yield from the prior year was primarily due to the increasing percentage of relatively lower yielding residential mortgages to total mortgages, from 71.9% at March 31, 1997 to 73.4% of total at March 31, 1998 and the general decline in market interest rates.

Interest income on MBSs increased by $1.9 million, or 26.8% to $8.9 million for the three months ended March 31, 1998 from $7.0 million for the comparable three-month period in 1997 primarily due to an increase of $119.9 million in the average balance of MBSs which was offset by a decrease in the average yield of 10 basis points. During the first quarter of 1998, the Bank purchased $172.6 million of MBSs for its AFS portfolio which were partially offset by sales totaling $118.2 million. During the quarter ended March 31, 1998, $31.6 million of MBS securities were called primarily due to the decline in market rates and subsequently replaced with securities with an average yield that was approximately 17 basis points lower than the securities previously called. During the quarter ended March 31, 1998, the Bank purchased a total of $186.5 million of securities for its AFS portfolio. The emphasis on MBS securities over debt and equity securities was due to the availability of competitive rates along with shorter durations.

Interest income on debt and equity securities decreased by $862,000, or 20.2% to $3.4 million for the three months ended March 31, 1998 from $4.3 million for the comparable three-month period in 1997 primarily as a result of a decrease in average balances of $53.6 million. During the first quarter of 1998, the Bank purchased $13.9 million of debt and equity securities for the AFS portfolio whereas sales, maturities and calls totaled $24.1 million. In addition, principal payments, maturities and calls on debt securities held to maturity totaled $16.0 million for the quarter.

INTEREST EXPENSE. Interest expense increased by $5.1 million, or 31.1% to $21.5 million for the three months ended March 31, 1998 from $16.4 million for the three months ended March 31, 1997. The increase was primarily the result of a $3.7 million increase in interest expense on deposits and an increase of $1.4 million in interest expense on borrowings.

Interest on deposits increased by $3.7 million, or 32.3% to $15.0 million for the three months ended March 31, 1998 from $11.3 million for the comparable three-month period in 1997. The increase in interest on deposits was primarily due to the increased average balance of $279.6 million. The deposit growth is partly attributable to the Bank's in-store banking program which was implemented during the second quarter of 1996. At March 31, 1998, the Bank had thirty-nine in-store bank branches operating with combined deposits totaling $238.2 million. The increase in average balance was primarily due to certificate account balances which increased by $218.3 million, or 36.0% to $824.8 million for the three months ended March 31, 1998 from $606.5 million for the comparable three-month period in 1997. The average cost of certificate accounts was 5.75% for the first quarter of 1998 compared to 5.59% for the first quarter of 1997. Interest expense on certificate accounts increased by $3.4 million, or 40.1% to $11.9 million for the three months ended March 31, 1998 from $8.5 million in the same period in 1997. Interest expense on savings accounts increased by $188,000, or 8.4% to $2.4 million for the three months ended March 31, 1998 from $2.2 million in the same period in 1997 primarily due to an increase in average balance due to the Bank's in-store branches which had $45.6 million in savings balances as of March 31, 1998 compared to $6.5 million as of March 31, 1997. The average balance of savings accounts increased by $22.2 million, or 6.1% to $384.7 million for the three months ended March 31, 1998 from $362.5 million for the first quarter of 1997. The average cost of savings accounts increased by 5 basis points to 2.51% for the period ended March 31, 1998 from 2.46% for the period ended March 31, 1997. The average cost of all deposits was 4.20% for the three months ended March 31, 1998 compared to 3.95% for the first quarter of 1997.

Interest on borrowed funds increased by $1.4 million, or 28.6% to $6.5 million for the three months ended March 31, 1998 from $5.1 million for the comparable three-month period in 1997. Borrowed funds on an average basis increased by $77.4 million between the periods primarily due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1998 in order to compliment deposit growth as a funding mechanism for mortgage loan originations. The average rate paid on borrowings increased to 6.01% for the three months ended March 31, 1998 from 5.69% for the comparable prior-year period primarily due to the effect in 1998 of a full quarter of $25.0 million of 10.46% Capital Securities issued by Haven Capital Trust I in February 1997.

NET INTEREST INCOME. Net interest income increased by $1.1 million, or 8.6% to $13.5 million for the three months ended March 31, 1998 from $12.4 million for the three months ended March 31, 1997. The increase is primarily due to total interest-earning assets which increased by $367.6 million, or 23.7% to $1.9 billion for the three months ended March 31, 1998 from $1.5 billion for the same period last year mainly due to growth in the Bank's residential mortgage loan portfolio. This was partially offset by the average yield on interest-earning assets which decreased to 7.30% from 7.44% for the three month periods. In addition, the average cost of interest-bearing liabilities increased to 4.63% from 4.37% for the three months ended March 31, 1998 and 1997, respectively. Therefore, the net interest spread was 2.67% for the three months ended March 31, 1998 compared to 3.07% for the comparable period in 1997. It is unclear how the recent trends in market interest rates, particularly the flat yield curve, will impact net interest income for the remainder of 1998. The differential between the thirty year Treasury Bond and the two year Treasury Note, which are key indices regarding yield curve analyses, was 63 basis points on September 30, 1997, compared to 37 basis points on March 31, 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $670,000 for loan losses for the three months ended March 31, 1998 compared to $700,000 for the comparable three-month period in 1997. The provision for loan losses represents management's periodic review and evaluation of the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $2.1 million, or 91.6% for the three months ended March 31, 1998 to $4.4 million from $2.3 million for the comparable three-month period in 1997. Insurance, annuity and mutual fund fees increased by $387,000 due to an increase in sales volume, including $330,000 in revenues from in-store bank branches. Savings and checking fees increased by $751,000 due to the increase in the number of checking accounts during the period. The in-store bank branches generated savings/ checking fees of $1.0 million in the first quarter of 1998. During the quarter ended March 31, 1998, the Bank realized a net gain of $352,000 on the sale of interest-earning assets, whereas a net loss of $24,000 was incurred for the same period last year. Loan fees and servicing income increased by $268,000, or 107.2% for the three months ended March 31, 1998 to $518,000 from $250,000 for the same period in 1997 primarily due to a prepayment fee of $280,000 on a commercial real estate loan.

NON-INTEREST EXPENSE. Non-interest expense increased by $5.0 million, or 55.1% for the three months ended March 31, 1998 to $14.1 million from $9.1 million for the comparable three-month period in 1997. The increase is primarily due to the Bank's in-store branch program which increased operating costs by approximately $3.2 million. Compensation and benefit costs increased by $2.6 million, or 51.5% to $7.6 million for the three months ended March 31, 1998 from $5.0 million for the same period last year. The in-store branch expansion accounted for $1.5 million of the increase in compensation costs. The remainder of the increase in compensation and benefit costs was due to an increase in salary costs for CFSI due to sales volume, normal merit increases and general staff increases due to the Company's growth. Additionally, ESOP compensation increased due to the increase in the average price of Haven Bancorp common stock during the quarter. Occupancy and equipment costs increased by $1.2 million, or 123.7% to $2.2 million for the first quarter of 1998 from $992,000 for the same period last year due to the addition of twenty-two supermarket branches during 1997 and seven branches during the first quarter of 1998. Other operating costs increased by $1.3 million, or 45.3% to $4.0 million for the three months ended March 31, 1998 from $2.8 million for the same period last year. Miscellaneous operating expenses, including stationery, telephone, postage and insurance, increased by $392,000 and consulting fees increased $51,000 from 1997 primarily due to the in-store branch program. Advertising costs and costs incurred for computer processing increased $169,000 and $170,000, respectively, due to the growth in the deposit base over the last twelve months. Finally, costs incurred by the Bank's subsidiary, CFSI, increased $117,000 due to higher sales volume.

INCOME TAX EXPENSE. Income tax expense was $1.1 million for an effective tax rate of 33.2% for the three months ended March 31, 1998 compared to income tax expense of $1.7 million for an effective tax rate of 33.7% for the comparable period in 1997.

COMPUTER ISSUES FOR THE YEAR 2000. As a financial services company, the Bank is aware of the potential issues the year 2000 could have on its computer systems and programs. During fiscal year 1997, the Bank initiated a review of its computer systems and programs to determine which, if any, systems and programs are not capable of recognizing the year 2000. Communications were initiated with all of the Bank's vendors that supply the Bank with these systems and programs. The Bank's efforts to determine what, if any, issues exist have been substantially completed. Where the potential computer issues for the year 2000 have been identified, vendors have committed to resolving such issues by no later than December 31, 1998. Management has not yet determined the total financial impact of resolving year 2000 computer issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK In management's opinion, there has not been a material change in market risk from December 31, 1997 as reported in item 7A of the Company's Form 10-K.


               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At March 31, 1998, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional $12.9 million of unspecified damages. The Banks ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

The Company is involved in various other legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a)  The Company's Annual Meeting of Stockholders was held on
April 22, 1998.
     (b)  Not applicable.

     (c) At such meeting, the shareholders approved the following matters:

1. The election of the following individuals as Directors for a term of 3 years each:

                                    Votes                Broker
                       Votes For   Withheld Abstentions Non-Votes
Robert M. Sprotte      7,340,066   774,140      -0-        -0-
Michael J. Fitzpatrick 7,342,516   771,690      -0-        -0-
William J. Jennings II 7,342,516   771,690      -0-        -0-

2.  The ratification of the amendment to the Haven Bancorp, Inc.
1996 Stock Incentive Plan to increase the number of shares available for issuance by 6,312,139 votes for, 1,777,241 votes against, 24,826 abstentions and no broker non-votes.

3. The ratification of the amendment to the Certificate of Incorporation of Haven Bancorp, Inc. to increase the number of shares of common stock the Company is authorized to issue by 6,436,467 votes for, 1,654,424 votes against, 23,315 abstentions and no broker non-votes.

4. The ratification of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998, as reflected by 7,744,591 votes for, 362,821 votes against, 6,794 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a)  27.1 Financial Data Schedule.
         b) The Company filed a Form 8-K on March 23, 1998 regarding the purchase of Intercounty Mortgage, Inc.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)




Date:  May 14, 1998            By:    /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  May 14, 1998            By:    /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer