Form 10-Q
period 1998-06-30
HAVEN BANCORP INC
filed 1998-08-14
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  000-21628

                       HAVEN BANCORP, INC.
      (Exact name of registrant as specified in its charter)

                            DELAWARE
  (State or other jurisdiction of incorporation or organization)

                           11-3153802
              (I.R.S. Employer Identification No.)

           615 MERRICK AVENUE, WESTBURY, NEW YORK  11590
        (Address of principal executive offices)  (Zip Code)

                          (516) 683-4100
        (Registrant's telephone number, including area code)

          93-22 JAMAICA AVENUE, WOODHAVEN, NEW YORK  11421
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 8,849,268 shares of the Registrant's common stock outstanding as of August 12, 1998.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of June 30, 1998 and December 31, 1997          3

         Consolidated Statements of Income for the
         Three Months and Six Months ended
         June 30, 1998 and 1997                             4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Six Months
         ended June 30, 1998                                5

         Consolidated Statements of Cash Flows for the
         Six months ended June 30, 1998 and 1997            6

         Notes to Consolidated Financial Statements      7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  11-31

Item 3.  Quantitative and Qualitative Disclosure
         about Market Risk                                 31

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 31

Item 2.  Changes in Securities and Use of Proceeds         31

Item 3.  Defaults Upon Senior Securities                   31

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           31

Item 5.  Other Information                                 31

Item 6.  Exhibits and Reports on Form 8-K                  32


    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                        June 30,    December 31,
                                                                          1998         1997
                                                                        --------    ------------
ASSETS
Cash and due from banks                                                 $   53,659   $   35,745
Money market investments                                                     2,217        4,561
Securities available for sale (note 2)                                     762,925      499,380
Loans held for sale                                                         61,657         -
Debt securities held to maturity (estimated fair value of
  $66,372 in 1997) (note 2)                                                   -          66,404
Federal Home Loan Bank of NY stock, at cost                                 18,140       12,885
Mortgage-backed securities held to maturity (estimated fair
  value of $163,326 in 1997) (note 2)                                         -         163,057
Loans:
  First mortgage loans                                                   1,255,712    1,098,894
  Cooperative apartment loans                                               18,855       19,596
  Other loans                                                               33,189       32,291
                                                                         ---------    ---------
     Total loans                                                         1,307,756    1,150,781
Less allowance for loan losses                                             (13,315)     (12,528)
                                                                         ---------    ---------
  Loans, net                                                             1,294,441    1,138,253
Premises and equipment, net (note 3)                                        34,443       27,062
Accrued interest receivable                                                 12,083       12,429
Other assets (note 3)                                                       25,683       15,114
                                                                         ---------    ---------
     Total assets                                                       $2,265,248   $1,974,890
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $1,562,915   $1,365,012
  Borrowed funds                                                           525,344      466,794
  Mortgagors' escrow balances                                               10,220        3,234
  Due to broker                                                             30,000       10,000
  Other liabilities                                                         18,776       16,985
                                                                         ---------    ---------
     Total liabilities                                                   2,147,255    1,862,025
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                           -            -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    9,918,750 shares issued; 8,849,268 and 8,784,700 shares
    outstanding at June 30, 1998 and December 31, 1997, respectively           100          100
  Additional paid-in capital                                                51,113       50,065
  Retained earnings, substantially restricted                               75,714       73,567
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale, net of tax effect      3,178        1,671
  Treasury stock, at cost (1,069,482 and 1,134,050 shares at June
    30, 1998 and December 31, 1997)                                         (9,862)     (10,246)
  Unallocated common stock held by Bank's ESOP                              (1,373)      (1,529)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (314)        (364)
  Unearned compensation                                                       (563)        (399)
                                                                         ---------    ---------
      Total stockholders' equity                                           117,993      112,865
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $2,265,248   $1,974,890
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------    ------------------
                                                       1998          1997    1998          1997
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $23,591     $18,486   $45,330     $35,067
  Other loans                                              823         801     1,610       1,616
  Mortgage-backed securities                             9,573       8,191    18,504      15,232
  Money market investments                                  42          94       146         190
  Debt and equity securities                             2,703       4,044     6,105       8,308
                                                        ------      ------    ------      ------
     Total interest income                              36,732      31,616    71,695      60,413
                                                        ------      ------    ------      ------
Interest expense:
 Deposits:
  Savings accounts                                       2,700       2,323     5,116       4,551
  NOW accounts                                             341         277       602         495
  Money market accounts                                    514         461       937         859
  Certificate accounts                                  12,615       9,222    24,478      17,691
 Borrowings                                              6,412       5,951    12,918      11,010
                                                        ------      ------    ------      ------
     Total interest expense                             22,582      18,234    44,051      34,606
                                                        ------      ------    ------      ------
Net interest income before provision for loan losses    14,150      13,382    27,644      25,807
Provision for loan losses                                  650         750     1,320       1,450
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     13,500      12,632    26,324      24,357
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                         1,233         254     1,751         504
  Savings/checking fees                                  2,319       1,263     4,130       2,323
  Net gain (loss) on sales of interest-earning assets       54           8       406         (16)
  Insurance annuity and mutual fund fees                 1,314       1,003     2,501       1,803
  Other                                                    663         299     1,254         540
                                                        ------      ------    ------      ------
     Total non-interest income                           5,583       2,827    10,042       5,154
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                             10,387       5,878    17,964      10,892
  Occupancy and equipment                                2,381       1,646     4,600       2,638
  Real estate owned operations, net                        (88)         76       (39)        184
  Federal deposit insurance premiums                       222         172       429         364
  Other                                                  4,479       3,766     8,494       6,529
                                                        ------      ------    ------      ------
     Total non-interest expense                         17,381      11,538    31,448      20,607
                                                        ------      ------    ------      ------
Income before income tax expense                         1,702       3,921     4,918       8,904
Income tax expense                                         471       1,621     1,538       3,299
                                                        ------      ------    ------      ------
Net income                                              $1,231      $2,300    $3,380      $5,605
                                                        ======      ======    ======      ======
Net income per common share:  Basic (1)                 $ 0.14      $ 0.28    $ 0.40      $ 0.68
                                                        ======      ======    ======      ======
                              Diluted (1)               $ 0.13      $ 0.26    $ 0.37      $ 0.64
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.


(1) 1997 per share amounts reflect the 2-for-1 stock split effective November 1997.

                                HAVEN BANCORP, INC.
             Consolidated Statements of Changes in Stockholders' Equity
                    Six Months Ended June 30, 1998   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings   Income    Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1997            $112,865  100   50,065    73,567     1,671     (10,246)   (1,529)     (364)       (399)
Comprehensive Income:
  Net income                               3,380   -       -       3,380       -           -         -          -          -
  Other comprehensive income, net of tax
    Net unrealized appreciation on
    certain securities, net of
    reclassification adjustment              626   -       -         -         626        -         -          -          -
  Net unrealized appreciation on Debt and
    MBS securities transferred from held to
    maturity to the AFS portfolio(note 2)    881   -       -         -         881        -         -          -          -
                                         -------
Comprehensive income                       4,887   -       -         -         -           -         -          -          -
Dividends declared (note 5)               (1,233)  -       -      (1,233)      -           -         -          -          -
Treasury stock issued for deferred
  compensation plan (14,384 shares)          -     -       280       -         -            86       -          -         (366)
Stock options exercised, net of tax
  effect (50,184 shares) (note 4)            425   -       127       -         -           298       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                   847   -       641       -         -           -         156        50         -
Amortization of deferred compensation plan   202   -       -         -         -           -         -          -          202
                                         -------  ---   ------    ------    ------      ------    ------     -----       -----
Balance at June 30, 1998                $117,993  100   51,113    75,714     3,178      (9,862)   (1,373)     (314)       (563)
                                         =======  ===   ======    ======    ======      ======    ======     =====       =====

                  FAS 130 Disclosure of Reclassification Adjustment
                                   June 30, 1998
                                                                                      Gross    Tax Effect  Net of Tax
                                                                                      -----    ----------  ----------
Comprehensive income items
  Net unrealized gain arising during period                                            2,377       605       1,772
  Less: reclassification adjustment for net gains included in income                     384       119         265
                                                                                       -----      ----       -----
  Net unrealized gain on certain securities                                            1,993       486       1,507
                                                                                       =====      ====       =====
Balance sheet items
  Accumulated unrealized gain on securities AFS as of June 30, 1998                    4,606     1,428       3,178
  Accumulated unrealized gain on securities AFS as of December 31, 1997                2,613       942       1,671
                                                                                       -----      ----       -----
  Change during the period                                                             1,993       486       1,507
                                                                                       =====      ====       =====

See accompanying notes to consolidated financial statements.
                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                          ------------------
                                                                            1998      1997
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $ 3,380   $ 5,605
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                               1,049       771
   Amortization of net deferred loan origination fees                          (19)     (164)
   Amortization of premiums and accretion of discounts on loans,
     mortgage-backed and debt securities                                      (994)      255
   Provision for loan losses                                                 1,320     1,450
   Provision for losses on real estate owned                                    30        50
   Deferred income taxes                                                      (465)     (792)
   Net (gain) loss on sales of interest-earning assets                        (406)       16
   Loans originated and purchased for sale, net of proceeds from sales     (69,585)     -
   Depreciation and amortization                                             1,896       563
   Decrease (increase) in accrued interest receivable                          346      (733)
   Increase in due to broker                                                20,000     9,000
   Increase (decrease) in other liabilities                                  1,786       (72)
   Increase in other assets                                                (10,682)   (3,076)
                                                                            ------    ------
Net cash (used in) provided by operating activities                        (52,344)   12,873
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                   (149,918) (137,895)
  Proceeds from disposition of assets (including REO)                          440       861
  Purchases of securities available for sale                              (337,436) (255,267)
  Principal repayments and maturities on securities available for sale      78,607    16,172
  Proceeds from sales of securities available for sale                     182,263   184,016
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                        21,020     2,020
  Principal repayments on mortgage-backed securities held to maturity       24,834    15,067
  Purchases of FHLB stock, net                                              (5,255)   (1,100)
  Net increase in premises and equipment                                    (9,277)   (7,695)
                                                                           -------   -------
Net cash used in investing activities                                     (194,722) (183,821)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                 197,903    98,486
  Net increase in borrowed funds                                            58,550    86,160
  Increase (decrease) in mortgagors' escrow balances                         6,986    (2,123)
  Payment of common stock dividends                                         (1,228)   (1,298)
  Stock options exercised                                                      425       600
                                                                           -------   -------
Net cash provided by financing activities                                  262,636   181,825
                                                                           -------   -------
Net increase in cash and cash equivalents                                   15,570    10,877
Cash and cash equivalents at beginning of period                            40,306    35,717
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $55,876   $46,594
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
    Interest                                                               $43,175   $32,422
    Income taxes                                                             1,631     3,946
  Additions to real estate owned                                               434     1,326
  Securities purchased, not yet received                                    30,000    10,000
  Mortgage-backed securities and debt securities held to maturity
    transferred to securities available for sale                           183,639      -
                                                                           =======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 1998 and 1997
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank (formerly Columbia Federal Savings Bank) ("CFS" or the "Bank") and subsidiaries, as of June 30, 1998 and December 31, 1997 and for the three-month and six-month periods ended June 30, 1998 and 1997, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

NOTE 2 - DEBT, EQUITY AND MORTGAGE-BACKED SECURITIES ("MBSs"). Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", debt and equity securities and MBSs which the Company has the ability and the intent to hold until maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Debt and equity securities and MBSs to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale securities which are recorded at fair value, with unrealized gains (losses) reported as a separate component of stockholders' equity, net of taxes. At June 30, 1998, the Company transferred its remaining debt and MBSs held to maturity portfolios totaling $183.6 million to securities available for sale.

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at June 30, 1998 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 85,689        233        (379)    85,543
  Corporate Bonds                                 40,410          4         (61)    40,353
  Preferred Stock                                  4,198        171         -        4,369
                                                 -------      -----      ------    -------
                                                 130,297        408        (440)   130,265
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                                  703         16         -          719
  FNMA Certificates                               92,207        642        (465)    92,384
  FHLMC Certificates                              73,435      1,036        (124)    74,347
  CMOs and REMICS                                461,677      4,167        (634)   465,210
                                                 -------      -----      ------    -------
                                                 628,022      5,861      (1,223)   632,660
                                                 -------      -----      ------    -------
Total                                           $758,319      6,269      (1,663)   762,925
                                                 =======      =====      ======    =======

The net unrealized gain on securities available for sale at June
30, 1998, was reported as a separate component of stockholders' equity in the amount of $3.2 million, which is net of a tax effect of $1.4 million.

NOTE 3 - INTERCOUNTY MORTGAGE, INC. On May 1, 1998 the Bank completed the purchase of the production franchise of Intercounty Mortgage, Inc. ("IMI") from Resource Bancshares Mortgage Group, Inc. ("RBMG"). The Bank paid approximately $5.6 million for IMI's production franchise and fixed assets. The transaction was financed internally and accounted for under the purchase method. IMI primarily originates agency-eligible residential mortgages and in 1997 had loan production of approximately $740 million from six retail offices in New York, New Jersey and Pennsylvania. The business is currently operating as "CFS Intercounty Mortgage Company" ("CFS Intercounty"), a division of the Bank. During the period May 1, 1998 through June 30, 1998, CFS Intercounty originated and purchased $155.4 million in loans. A portion of this production, $3.1 million, was transferred to CFS Bank's portfolio and $90.6 million was sold on a servicing released basis to third-party investors substantially under the terms agreed to in the RBMG purchase agreement. In connection with the acquisition, the Bank recorded goodwill in the amount of $5.1 million. The goodwill is being amortized over 5 years.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the six months ended June 30, 1998 are as follows:

                                                 Weighted Average
                                       Options    Exercise Price
                                       -------   ----------------
Balance at December 31, 1997           1,231,676        7.90
  Granted                                 98,200       25.81
  Forfeited                                 -            -
  Exercised                              (50,184)       8.47
                                       ---------       -----
Balance at June 30, 1998               1,279,692        9.25
                                       =========       =====
Shares exercisable at June 30, 1998      998,759        7.05
                                       =========       =====

NOTE 5 - DIVIDENDS PAYABLE. On June 24, 1998, the Company's Board of Directors approved a quarterly cash dividend of $0.075 per share, payable on July 24, 1998, to shareholders of record as of July 3, 1998.

NOTE 6 - RECENT ACCOUNTING/REGULATORY PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has adopted the provisions of SFAS No. 130 during the first quarter of 1998 and as such was required to: (a) classify items of other comprehensive income by their nature in a financial statement; (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in its statement of financial condition; and (c) reclassify prior periods presented (see Note 8).

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations as the Company does not currently use derivative instruments as defined in SFAS No. 133.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. There were 8,567,111 basic shares outstanding and 9,247,139 diluted shares outstanding for the three months ended June 30, 1998. There were 8,554,785 basic shares outstanding and 9,186,967 diluted shares outstanding for the six months ended June 30, 1998. The weighted average number of shares outstanding does not include 274,694 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of June 30, 1998 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers'

Accounting for ESOPs". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the relevant period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 8 - COMPREHENSIVE INCOME - Comprehensive income, as discussed in Note 6, was $4.0 million and $4.9 million for the three month and six month periods ended June 30, 1998, respectively, and $5.5 million and $6.5 million for the three month and six month periods ended June 30, 1997, respectively.

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

Haven Bancorp's business currently consists of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and from borrowings primarily in one-to four-family, owner occupied residential mortgage loans held in the Bank's portfolio or to be sold in the secondary market. In addition, in times of low loan demand, the Bank will invest in debt, equity and mortgage-backed securities ("MBSs") to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans, equity lines of credit and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses as well as non-interest income and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate owned operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent, by government policies and actions of regulatory authorities.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1997
TO JUNE 30, 1998

                            ASSETS

Total assets increased by $290.4 million, or 14.7% to $2.3 billion at June 30, 1998 from $2.0 billion at December 31, 1997.
Securities available for sale ("AFS") increased by $263.5 million, or 52.8% to $762.9 million at June 30, 1998 from $499.4 million at December 31, 1997: $183.6 million of the increase was due to the transfer of the Company's entire debt and MBS held-to-maturity portfolios to securities AFS. The transfer was done to enhance liquidity and take advantage of market opportunities. During the six months ended June 30, 1998, the Bank purchased $322.4 million of MBSs, $13.9 million of government agency securities and $1.1 million of Preferred Stock for its AFS portfolio. These purchases were partially offset by sales and principal repayments of $181.9 million and $78.6 million, respectively. Debt securities held to maturity decreased by $66.4 million, or 100% to a zero balance at June 30, 1998 due to principal repayments, maturities and calls totaling $21.0 million and the transfer of $45.4 million of securities to AFS on June 30, 1998. MBSs held to maturity declined by $163.1 million, or 100% to a zero balance at June 30, 1998 due to principal repayments, maturities and calls totaling $24.9 million and the transfer of $138.2 million of securities to AFS on June 30, 1998. There were no purchases of debt securities or MBSs held to maturity during the six months ended June 30, 1998, and no such further purchases are currently anticipated.

Net loans increased by $156.2 million, or 13.7% to $1.3 billion at June 30, 1998 from $1.1 billion at December 31, 1997. Loan originations and purchases during the six month period ended June 30, 1998 totaled $294.0 million (comprised of $223.7 million of residential one-to four-family mortgage loans, $62.1 million of commercial real estate and multi-family loans, $7.5 million of equity loans and lines of credit and $0.7 million of construction advances). Originations of residential one-to four-family mortgage loans included purchases of $75.5 million of residential loans in the secondary market to enhance the Bank's internal loan origination volume. During the first half of 1998, principal payments totaled $131.8 million, $0.4 million was transferred to REO and $4.9 million of loans were sold in the secondary market. CFS Intercounty's residential mortgage loan origination volume and wholesale purchases since its acquisition on May 1, 1998 were $155.4 million, of which $3.1 million was transferred to CFS Bank's portfolio and $90.6 million was sold on a servicing released basis to third party investors substantially under the terms agreed to in the RBMG purchase agreement. Effective July 1, 1998, the Bank entered into new correspondent agreements with various investors to realize the full value of the servicing released premiums ("SRPs") when the loans are sold in the secondary market. At June 30, 1998, substantially all of the loans in the pipeline that will be sold in the secondary market, will realize the full benefit of such SRPs.

                        LIABILITIES

Deposits increased by $197.9 million, or 14.5% to $1.6 billion at June 30, 1998 from $1.4 billion at December 31, 1997 primarily due to deposit inflows in the Bank's in-store bank branches which had deposits totaling $322.7 million at June 30, 1998 compared to $157.2 million at December 31, 1997. The Bank had forty-five in-store bank branches as of June 30, 1998 compared to thirty-two in-store branches at December 31, 1997. The Bank expects to open fifteen additional in-store bank branches during the remainder of 1998. Core deposits (comprised of checking, savings and money market accounts) were equal to 39.1% of total in-store branch deposits at June 30, 1998 compared to 47.1% in the Bank's eight traditional branches. Overall, core deposits represented 45.5% of total deposits at June 30, 1998 compared to 42.7% at December 31, 1997. Borrowed funds increased by $58.6 million, or 12.5% to $525.3 million at June 30, 1998 from $466.8 million at December 31, 1997 primarily to fund loan origination volume and wholesale purchases of CFS Intercounty during the second quarter of 1998.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity increased to $118.0 million at June 30, 1998 from $112.9 million at December 31, 1997. The increase in stockholders' equity was due to net income of $3.4 million for the six months ended June 30, 1998, an increase of $1.5 million in the unrealized gain on securities AFS (including $881,000 due to the aforementioned transfer of securities held-to-maturity to securities AFS) and $425,000 related to the exercise of stock options. In addition, the allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs and amortization of deferred compensation plan increased stockholders' equity by $1.0 million. These increases were partially offset by dividends declared of $1.2 million.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and real estate owned.

                                     June 30,       December 31,
(Dollars in Thousands)                 1998             1997
                                     --------       ------------
Non-accrual loans
  One-to four-family                  $ 3,177           3,534
  Cooperative                             146             698
  Multi-family                            905           2,531
  Non-residential and other             3,497           3,633
                                       ------          ------
     Total non-accrual loans            7,725          10,396
                                       ------          ------
Restructured loans
  One-to four-family                      549             679
  Cooperative                             288             290
  Multi-family                          1,154           1,167
                                       ------          ------
     Total restructured loans           1,991           2,136
                                       ------          ------
     Total non-performing loans         9,716          12,532
                                       ------          ------
REO, net
  One-to four-family                      179             126
  Cooperative                             126             295
  Non-residential and other               121             121
                                       ------          ------
     Total REO                            426             542
  Less allowance for REO                  (61)            (87)
                                       ------          ------
     REO, net                             365             455
                                       ------          ------
     Total non-performing assets      $10,081          12,987
                                       ======          ======
Non-performing loans to total loans      0.74%           1.09%
Non-performing assets to total assets    0.45            0.66
Non-performing loans to total assets     0.43            0.63

The decrease in non-performing assets was primarily due to a reduction of $1.6 million in non-accrual multi-family loans. In addition, non-accrual residential loans and co-op loans decreased $357,000 and $552,000, respectively, from December 31, 1997. The ratio of non-performing loans to total loans decreased primarily due to the increase of $157.0 million in total loans, as well as the significant decline in non-performing loans during the six month period. The decrease in the ratio of non-performing assets to total assets was primarily due to the increase of $290.4 million in total assets and a $2.9 million decrease in non-performing assets during the six month period. The ratio of non-performing loans to total assets decreased primarily due to the increase of $290.4 million in total assets and a reduction of $2.8 million in non-performing loans between year-end 1997 and June 30, 1998.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1998 and 1997:

(Dollars in Thousands)                          1998      1997
                                               -------   -------
Balance at beginning of period                 $12,528    10,704
Charge-offs:
   Residential                                    (218)     (341)
   Cooperative                                    (256)     (762)
   Multi-family                                   (708)      -
   Non-residential and other                      (285)     (230)
                                                ------    ------
     Total charge-offs                          (1,467)   (1,333)
                                                ------    ------
   Recoveries                                      934       494
                                                ------    ------
   Net charge-offs                                (533)     (839)
   Provision for loan losses                     1,320     1,450
                                                ------    ------
Balance at end of period                       $13,315    11,315
                                                ======    ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period     0.09%     0.18%
Ratio of allowance for loan losses to
  total loans at the end of the period            1.02      1.15
Ratio of allowance for loan losses to non-
  performing loans at the end of the period     137.04     96.49

The ratio of net charge-offs to average loans outstanding during the first half of 1998 decreased compared to the same period in 1997 due to the fact that the Bank experienced net charge-offs of $533,000 for the first half of 1998 compared to net charge-offs of $839,000 for the first half of 1997. In addition to the reduction in net charge-offs, average loans outstanding increased $310.2 million, or 33.9% to $1.2 billion for the first half of 1998 from $916.2 million for the same period in 1997. The ratio of allowance for loan losses to total loans decreased for the period due to the increase in average loans outstanding for the quarter. The ratio of allowance for loan losses to non-performing loans increased between the periods due to an increase of $2.0 million in the allowance for loan losses and a decrease of $2.0 million in non-performing loans. The Bank's allowance for loan losses was $13.3 million and $11.3 million at June 30, 1998 and June 30, 1997, respectively, while non-performing loans totaled $9.7 million and $11.7 million, respectively, on those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. During the first half of 1998, the Bank originated or purchased for its portfolio $84.2 million of residential adjustable-rate mortgages and $56.1 million of adjustable-rate multi-family, commercial real estate and construction loans. The Company expects to increase its adjustable-rate mortgage originations through its CFS Intercounty mortgage division. During the six month period, the Bank purchased $266.9 million of fixed rate debt securities and MBSs to take advantage of higher yields and shorter durations when compared to rates offered on adjustable-rate securities. At June 30, 1998, $319.2 million, or 41.8% of the Company's AFS portfolio were adjustable-rate securities and $443.7 million or 58.2% of the portfolio were fixed-rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of savings, money market, NOW and demand accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At June 30, 1998, core deposits represented 45.5% of deposits compared to 42.7% of deposits at December 31, 1997. Core deposits for the Bank's eight traditional branches was 47.1% of deposits compared to 39.1% of deposits for the Bank's forty-five in-store bank branches. During the first six months of 1998, savings accounts increased by $50.2 million, net of interest and certificates of deposit increased by $83.6 million, net of interest. The number of checking accounts increased by 27,442, or 28.0% to 125,304 accounts at June 30, 1998 from 97,862 accounts at December 31, 1997. Most of the increase, or 24,354 accounts is attributable to the Bank's in-store bank branches. The balance of certificate accounts outstanding at June 30, 1998, was $888.4 million compared to $781.6 million at December 31, 1997. A major portion of this increase, $90.5 million, is attributable to the Bank's in-store branches. The Company expects to attract a higher percentage of core deposits from its in-store bank branch locations as these locations continue to grow and mature. In the second quarter of 1998, the Bank introduced the Liquid Asset Savings Account, which pays depositors 5.10% in the first year as a way to attract core deposits and decrease certificate accounts.

                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 6.56% at June 30, 1998 compared to 8.94% at December 31, 1997. The decrease in the liquidity ratio during the six-month period is due to a decline of $43.2 million in U.S. government securities in the Bank's AFS portfolio.

The Company's primary sources of funds are deposits, principal and interest payments on loans and MBSs, retained earnings and advances from FHLB-NY. Proceeds from the sale of AFS securities and loans originated for sale are also a source of funding, as are, to a lesser extent, the sales of annuities and securities brokerage activities conducted by the Bank's subsidiary, CFS Investments, Inc. ("CFSI"). While maturities and scheduled amortization of loans and MBSs are somewhat predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998 and December 31, 1997, cash and short-term investments totaled $55.9 million and $40.3 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs AFS. Other sources of funds include FHLB advances, which at June 30, 1998 totaled $355.0 million. An additional source of funds are repurchase agreements, which totaled $143.7 million at June 30, 1998.

As of June 30, 1998, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(2)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $126,056   5.66%       $126,056   5.66%       $138,389   12.24%

Minimum regulatory requirement      44,534   2.00          89,068   4.00(3)       90,435    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $ 81,522   3.66%       $ 36,988   1.66%       $ 47,954    4.24%
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

                                                              Three months ended June 30,
                                                           1998                        1997
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,250,170 $23,591   7.55%    $928,692 $18,486   7.96%
 Other loans                                       32,841     823  10.02       32,912     801   9.74
 Mortgage-backed securities                       565,144   9,573   6.78      476,606   8,191   6.87
 Money market investments                           2,683      42   6.26        6,412      94   5.86
 Debt and equity securities                       161,806   2,703   6.68      223,057   4,044   7.25
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,012,644  36,732   7.30    1,667,679  31,616   7.58
Non-interest earning assets                       147,818  ------              73,563  ------
                                                ---------                   ---------
   Total assets                                 2,160,462                   1,741,242
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 411,048   2,700   2.63      372,169   2,323   2.50
 Certificate accounts                             880,308  12,615   5.73      641,379   9,222   5.75
 NOW accounts                                     184,101     341   0.74      127,746     277   0.87
 Money market accounts                             57,454     514   3.58       58,405     461   3.16
 Borrowed funds                                   430,229   6,412   5.96      405,371   5,951   5.87
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,963,140  22,582   4.60    1,605,070  18,234   4.54
Other liabilities                                  80,298  ------              31,958  ------
                                                ---------                   ---------
   Total liabilities                            2,043,438                   1,637,028
Stockholders' equity                              117,024                     104,214
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,160,462                  $1,741,242
                                                =========                   =========
Net interest income/net interest rate spread              $14,150   2.70%             $13,382   3.04%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $49,504           2.81%     $62,609           3.21%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             102.52%                     103.90%
                                                           ======                      ======

                                                             Six months ended June 30,
                                                           1998                        1997
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,193,544 $45,330   7.60%  $  882,851 $35,067   7.94%
 Other loans                                       32,837   1,610   9.81       33,333   1,616   9.70
 Mortgage-backed securities                       551,130  18,504   6.71      446,587  15,232   6.82
 Money market investments                           5,429     146   5.38        6,440     190   5.90
 Debt and equity securities                       181,110   6,105   6.74      238,445   8,308   6.97
                                                ---------  ------           ---------  ------
Total interest-earning assets                   1,964,050  71,695   7.30    1,607,656  60,413   7.52
Non-interest earning assets                       120,654  ------              78,734  ------
                                                ---------                   ---------
   Total assets                                 2,084,704                   1,686,390
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 397,875   5,116   2.57      367,371   4,551   2.48
 Certificate accounts                             852,541  24,478   5.74      624,021  17,691   5.67
 NOW accounts                                     171,595     602   0.70      123,487     495   0.80
 Money market accounts                             56,357     937   3.33       58,360     859   2.94
 Borrowed funds                                   431,489  12,918   5.99      379,364  11,010   5.80
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,909,857  44,051   4.61    1,552,603  34,606   4.46
Other liabilities                                  59,185  ------              31,255  ------
                                                ---------                   ---------
   Total liabilities                            1,969,042                   1,583,858
Stockholders' equity                              115,662                     102,532
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,084,704                  $1,686,390
                                                =========                   =========
Net interest income/net interest rate spread              $27,644   2.69%             $25,807   3.06%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $54,193           2.82%     $55,053           3.21%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             102.84%                     103.55%
                                                           ======                      ======

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                ENDED JUNE 30, 1998 AND 1997

GENERAL. The Company reported net income of $1.2 million for the three months ended June 30, 1998 compared to net income of $2.3 million for the three months ended June 30, 1997. The $1.1 million decrease was primarily attributable to an increase of $5.8 million in non-interest expenses, which was largely due to the purchase of CFS Intercounty and the ongoing supermarket banking expansion.
This was partially offset by an increase of $2.8 million in non-interest income and an increase of $768,000 in net interest income. In addition, the provision for loan losses decreased $100,000 from the same period last year. The provision for income tax expense decreased by $1.2 million due to lower pre-tax income for the period. The CFS Intercounty division operated at a pre-tax loss of approximately $1.1 million due to the Bank's inability under the terms of the purchase agreement to recognize certain servicing released premiums ("SRPs") for Intercounty's loan production pipeline. Effective July 1, 1998, the Bank has entered into correspondent agreements with various investors to sell loans on a servicing released basis, allowing the Bank to realize the full value of the SRPs.

INTEREST INCOME. Interest income increased by $5.1 million, or 16.2% to $36.7 million for the three months ended June 30, 1998 from $31.6 million for the three months ended June 30, 1997. The increase was primarily the result of a $5.1 million increase in interest income on mortgage loans, an increase of $1.4 million in interest income on MBSs and an increase of $22,000 in interest income on other loans. These increases were partially offset by decreases in interest income on debt and equity securities and money market investments of $1.3 million and $52,000, respectively.

Interest income on mortgage loans increased by $5.1 million, or 27.6% to $23.6 million for the three months ended June 30, 1998, from $18.5 million for the comparable three-month period in 1997, primarily as a result of an increase in average balances of mortgage loans of $321.5 million partially offset by a decrease in the average yield on mortgage loans of 41 basis points. The increase in average balance of mortgage loans between the periods was primarily due to strong mortgage origination volume, including purchases for the entire year of 1997 and the first half of 1998, which totaled $459.8 million and $286.5 million, respectively. These originations included one-to four-family mortgage loans purchased in the secondary market totaling $200.9 million for 1997 and $75.5 million for the first half of 1998, respectively. Mortgage loan origination volume and wholesale loan purchases for CFS Intercounty represented an additional $155.4 million in the second quarter of 1998, of which $3.1 million was transferred to CFS Bank's portfolio and $90.6 million was sold on a servicing released basis to third party investors. The originations for 1997 and the first half of 1998 were partially offset by principal repayments of $151.2 million and $125.2 million, respectively. The origination totals for both periods included loans refinanced of $10.5 million for 1997 and $23.6 million for the first half of 1998. The significant increase in refinanced loans was attributable to the decline in market interest rates. The decline in the average yield from the prior year was primarily due to the increasing percentage of residential mortgages to total mortgages which increased from 71.6% at June 30, 1997 to 74.6% at June 30, 1998 and the general decline in market interest rates.

Interest income on MBSs increased by $1.4 million, or 16.9% to $9.6 million for the three months ended June 30, 1998 from $8.2 million for the comparable three-month period in 1997, primarily due to an increase in average balances of MBSs of $88.5 million which was partially offset by a decrease in the average yield of 9 basis points. During the quarter ended June 30, 1998, the Bank purchased $149.8 million of MBSs for its AFS portfolio and such purchases were partially offset by sales totaling $18.5 million. The emphasis on MBS securities over debt and equity securities was due to the availability of competitive rates along with shorter durations.

Interest income on debt and equity securities decreased by $1.3 million, or 33.2% to $2.7 million for the three months ended June 30, 1998 from $4.0 million for the comparable three-month period in 1997, primarily as a result of a decrease in the average balance outstanding of $61.3 million and a decline in yield of 57 basis points.

INTEREST EXPENSE. Interest expense increased by $4.4 million, or 23.8% to $22.6 million for the three months ended June 30, 1998 from $18.2 million for the three months ended June 30, 1997. The increase was primarily the result of a $3.9 million increase in interest expense on deposits and an increase of $461,000 in interest expense on borrowings.

Interest on deposits increased by $3.9 million, or 31.6% to $16.2 million for the three months ended June 30, 1998 from $12.3 million for the comparable three-month period in 1997. The increase in interest on deposits was primarily due to the average balance which increased by $333.2 million, or 27.8% to $1.53 billion for the three months ended June 30, 1998 from $1.20 billion for the comparable three-month period in 1997. The increase in deposits is primarily attributable to the Bank's continuing in-store banking expansion. At June 30, 1998, the Bank had forty-five in-store bank branches operating with combined deposits totaling $322.7 million compared to twenty-two in-store bank branches at June 30, 1997 with deposits totaling $66.9 million. The increase in the average balance was primarily due to certificate account balances which increased by $238.9 million, or 37.3% to $880.3 million for the three months ended June 30, 1998 from $641.4 million for the comparable three-month period in 1997. Interest expense on certificate accounts increased by $3.4 million, or 36.8% to $12.6 million for the three months ended June 30, 1998 from $9.2 million in the same period in 1997. The average cost of certificate accounts was 5.73% for the second quarter of 1998 compared to 5.75% for the second quarter of 1997. Interest expense on savings accounts increased by $377,000, or 16.2% to $2.7 million for the three months ended June 30, 1998 from $2.3 million in the same period in 1997 primarily due to an increase in average balance due to the Bank's in-store branches, which had $87.6 million in savings balances as of June 30, 1998 compared to $13.7 million as of June 30, 1997. The average balance of savings accounts increased by $38.9 million, or 10.4% to $411.0 million for the three months ended June 30, 1998 from $372.2 million for the second quarter of 1997. The average cost of savings accounts increased by 13 basis points to 2.63% for the period ended June 30, 1998 from 2.50% for the period ended June 30, 1997. During the second quarter of 1998, the Bank introduced the Liquid Asset Savings Account which pays depositors 5.10% during the first year. The average cost of all deposits was 4.22% for the three months ended June 30, 1998 compared to 4.10% for the prior-year period.

Interest on borrowed funds increased by $461,000, or 7.7% to $6.4 million for the three months ended June 30, 1998 from $6.0 million for the comparable three-month period in 1997. Borrowed funds on an average basis increased by $24.9 million between the periods primarily to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1998 in order to fund loans originated and held for sale by CFS Intercounty and to compliment deposit growth as a funding mechanism for mortgage loan originations. The average rate paid on borrowings increased to 5.96% for the three months ended June 30, 1998 from 5.87% for the prior-year period.

NET INTEREST INCOME. Net interest income increased by $768,000 to $14.2 million for the three months ended June 30, 1998 from $13.4 million for the three months ended June 30, 1997. The increase is primarily attributable to total interest-earning assets which increased by $345.0 million, or 20.7% to $2.0 billion for the three months ended June 30, 1998 from $1.7 billion in the same period last year. The increase in total interest-earning assets was primarily due to growth in the Bank's mortgage loan portfolio from $928.7 million for the three months ended June 30, 1997 to $1.3 billion for the comparable period in 1998. This was partially offset by the average yield on interest-earning assets which decreased to 7.30% for the three months ended June 30, 1998 from 7.58% for the three month period in 1997. In addition, the average cost of interest-bearing liabilities increased to 4.60% from 4.54% for the three months ended June 30, 1998 and 1997, respectively. Therefore, the net interest spread was 2.70% for the three months ended June 30, 1998 compared to 3.04% for the comparable period in 1997. The differential between the thirty year Treasury Bond and the two year Treasury Note, which are key indices regarding yield curve analyses, was 72 basis points on June 30, 1997, compared to 15 basis points on June 30, 1998. It is unclear how the recent trends in market interest rates, particularly the flat yield curve, will impact net interest income for the remainder of 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $650,000 for loan losses for the three months ended June 30, 1998 compared to $750,000 for the comparable three-month period in 1997. The decrease was due to the continuing decline in non-performing assets.

NON-INTEREST INCOME. Non-interest income increased by $2.8 million, or 97.5% for the three months ended June 30, 1998 to $5.6 million from $2.8 million for the comparable three month period in 1997. Loan fees and servicing income increased by $979,000 to $1.2 million for the second quarter of 1998 compared to $254,000 for the same period in 1997. This increase included $907,000 in loan origination fees generated by CFS Intercounty. Effective July 1, 1998, the Bank entered into correspondent agreements with various investors to sell loans on a servicing released basis. As a result, the Bank will realize the full value of the SRPs on such loan sales, which the Bank expects will have a significant impact on its non-interest income in future periods. Savings and checking fees increased by $1.1 million, or 83.6% to $2.3 million for the second quarter of 1998 compared to $1.3 million for the same period last year. The significant increase in savings and checking fees is due to the number of checking accounts which increased by 46,948, or 59.9% to 125,304 accounts at June 30, 1998 from 78,356 accounts at June 30, 1997 due to the Bank's strategy to continue to attract lower cost deposit balances. A significant portion of this growth is attributable to the Bank's in-store bank branch program. The in-store bank branches generated savings and checking fees of $1.5 million for the second quarter of 1998 compared to $237,000 for the second quarter of last year. Insurance, annuity and mutual fund fees increased by $311,000 due to an increase in sales volume, including $390,000 in revenue from in-store bank branches. The Bank realized a net gain of $54,000 on the sale of interest-earning assets from its AFS portfolio compared to a gain of $8,000 for the same period last year. Finally, miscellaneous income increased by $364,000, or 121.7% to $663,000 for the second quarter of 1998 from $299,000 for the second quarter of 1997. The increase is primarily due to service charge fees on ATM transactions.

NON-INTEREST EXPENSE. Non-interest expense increased by $5.8 million, or 50.6% for the three months ended June 30, 1998 to $17.4 million from $11.5 million for the comparable three-month period in 1997. The increase is primarily due to the Bank's in-store branch program which increased non-interest expense by approximately $2.8 million and the acquisition of CFS Intercounty which increased non-interest expense by approximately $2.1 million. Compensation and benefit costs increased by $4.5 million, or 76.7% to $10.4 million for the three months ended June 30, 1998 from $5.9 million for the same period last year. The in-store branch expansion accounted for $1.4 million of the increase in compensation costs. The acquisition of CFS Intercounty during the second quarter of 1998 increased salary costs by an additional $1.7 million. In addition, federal social security taxes increased $177,000 from the prior period due to a higher salary base. Additionally, ESOP compensation increased $137,000 due to the increase in the average price of Haven Bancorp common stock during the quarter. The remainder of the increase in compensation and benefit costs was due to an increase in salary costs for CFSI due to sales volume, normal merit increases and general staff increases due to the Company's growth. Occupancy and equipment costs increased by $735,000, or 44.7% to $2.4 million for the second quarter of 1998 from $1.6 million for the same period last year due to the addition of ten supermarket branches during the second half of 1997 and thirteen branches during the first half of 1998. In July 1998, the Company moved its operations to a new headquarters. The occupancy and equipment costs for the Company's headquarters is expected to be approximately $350,000 per quarter. REO operations, net decreased by $164,000 from the same period last year due to higher gains realized on the sale of REO properties. Other operating costs increased by $713,000, or 18.9% to $4.5 million for the three months ended June 30, 1998 from $3.8 million for the same period last year. Miscellaneous operating expenses, including stationery, telephone, postage and insurance, increased by $246,000 and staff placement costs increased by $293,000 from 1997 primarily due to the in-store branch program. Advertising costs increased $89,000 due to the growth in the deposit base over the last twelve months. Also, miscellaneous expenses attributable to CFS Intercounty totaled $231,000 for the quarter. Finally, costs incurred by the Bank's subsidiary, CFSI, increased $183,000 due to higher sales volume.

INCOME TAX EXPENSE. Income tax expense was $471,000 for an effective tax rate of 27.8% for the three months ended June 30, 1998 compared to income tax expense of $1.6 million for an effective tax rate of 41.3% for the comparable period in 1997. The decline in the effective tax rate was due to a full quarter's effect of the Bank's REIT subsidiary, Columbia Preferred Capital Corp. ("CPCC"), established during June of 1997, which resulted in certain tax savings.

      COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS
               ENDED JUNE 30, 1998 AND 1997

GENERAL. The Company reported net income of $3.4 million for the six months ended June 30, 1998 compared to net income of $5.6 million for the six months ended June 30, 1997. The $2.2 million decrease was primarily attributable to an increase of $10.8 million in non-interest expenses due to the ongoing supermarket banking expansions and the purchase of CFS Intercounty. This was partially offset by an increase of $4.9 million in non-interest income and an increase of $1.8 million in net interest income. In addition, the provision for loan losses decreased $130,000 from $1.4 million for the six months ended June 30, 9197 to $1.3 million for the six months ended June 30, 1998. The provision for income tax expense decreased by $1.8 million due to lower pre-tax income for the period.

INTEREST INCOME. Interest income increased by $11.3 million, or 18.7% to $71.7 million for the six months ended June 30, 1998 from $60.4 million for the six months ended June 30, 1997. The increase was primarily the result of a $10.3 million increase in interest income on mortgage loans and an increase of $3.3 million in interest income on MBS securities. These increases were partially offset by a decrease in interest income on debt and equity securities and money market investments of $2.2 million and $44,000, respectively.

Interest income on mortgage loans increased by $10.3 million, or 29.3% to $45.3 million for the six months ended June 30, 1998 from $35.1 million for the comparable six-month period in 1997, primarily as a result of an increase in average balances of mortgage loans of $310.7 million, partially offset by a decrease in the average yield on mortgage loans of 34 basis points. The increase in the average balance of mortgage loans between the periods was due to mortgage originations, including purchases, for 1997 and the first half of 1998 which totaled $459.8 million and $286.5 million, respectively. The originations for both periods were partially offset by principal payments of $151.2 million and $125.2 million, respectively. The average yield on mortgage loans decreased to 7.60% for the six months ended June 30, 1998 from 7.94% for the comparable six-month period in 1997. The decrease in the average yield from the prior period was mainly due to the increasing percentage of relatively lower yielding residential mortgages and the overall decline in market interest rates.

Interest income on MBSs increased by $3.3 million, or 21.5% to $18.5 million for the six months ended June 30, 1998 from $15.2 million for the comparable six-month period in 1997 primarily due to an increase in average balances of MBSs of $104.5 million which was partially offset by a decrease in the average yield of 11 basis points. During the first half of 1998, the Bank purchased $322.4 million of MBSs for its AFS portfolio and such purchases were partially offset by sales totaling $136.5 million. During the six months ended June 30, 1998, the Bank purchased a total of $337.4 million of securities for its AFS portfolio. The emphasis on MBS securities over debt and equity securities was primarily due to shorter durations.

Interest income on debt and equity securities decreased by $2.2 million, or 26.5% to $6.1 million for the six months ended June 30, 1998 from $8.3 million for the comparable six-month period in 1997 primarily as a result of a decrease in average outstanding balances of $57.3 million and a decrease in average yield of 23 basis points. The decrease in the average outstanding balances was primarily due to an emphasis on MBS securities for purchases for the Bank's AFS portfolio due to a better rate structure and shorter duration.

INTEREST EXPENSE. Interest expense increased by $9.4 million, or 27.3% to $44.1 million for the six months ended June 30, 1998 from $34.6 million for the six months ended June 30, 1997. The increase was the result of a $7.5 million increase in interest expense on deposits and an increase of $1.9 million in interest expense on borrowings.

Interest on deposits increased by $7.5 million, or 31.9% to $31.1 million for the six months ended June 30, 1998 from $23.6 million for the comparable six-month period in 1997. The increase in interest on deposits was primarily due to the average balance which increased by $305.1 million, or 26.0% to $1.5 billion for the six months ended June 30, 1998 from $1.2 billion for the comparable six-month period in 1997. The deposit growth is primarily attributable to the Bank's in-store banking program. At June 30, 1998, the Bank had forty-five in-store bank branches operating with combined deposits totaling $322.7 million compared to twenty-two in-store bank branches at June 30, 1997 with deposits totaling $66.9 million. The increase in average balance was primarily due to certificate account balances which increased by $228.5 million, or 36.6% to $852.5 million for the six months ended June 30, 1998 from $624.0 million for the comparable six-month period in 1997. Interest expense on certificate accounts increased by $6.8 million or 38.4% to $24.5 million for the six months ended June 30, 1998 from $17.7 million in the same period in 1997 primarily due to the growth in average balances. The average cost of certificate accounts was 5.74% for the first half of 1998 compared to 5.67% for the comparable period in 1997. Interest expense on savings accounts increased by $565,000, or 12.4% to $5.1 million for the six months ended June 30, 1998 from $4.6 million in the same period in 1997 primarily due to an increase in average balances of $30.5 million. The average cost of all deposits was 4.21% for the period ended June 30, 1998 compared to 4.02% for the period ended June 30, 1997.

Interest on borrowed funds increased by $1.9 million, or 17.3% to $12.9 million for the six months ended June 30, 1998 from $11.0 million for the comparable six-month period in 1997. Borrowed funds on an average basis increased by $52.1 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1998 primarily to fund mortgage loan originations and the mortgage loan pipeline of CFS Intercounty which originates mortgage loans primarily for subsequent sale to investors. The average rate paid on borrowings increased to 5.99% for the six months ended June 30, 1998 from 5.80% for the comparable prior year period due to the effect of a full six months of $25.0 million of 10.46% capital securities issued by Haven Capital Trust in February 1997.

NET INTEREST INCOME. Net interest income increased by $1.8 million to $27.6 million for the six months ended June 30, 1998 from $25.8 million for the six months ended June 30, 1997. The increase is primarily due to total interest-earning assets which increased $356.4 million, or 22.2% to $2.0 billion for the six months ended June 30, 1998 from the same period last year. This was partially offset by the average yield on interest-earning assets which decreased to 7.30% from 7.52% for the six months ended June 30, 1998 and 1997, respectively. The reduction in the overall yield on interest earning assets is primarily due to a decline in market interest rates and a flat yield curve environment. The average cost on interest-bearing liabilities increased to 4.61% from 4.46% for the six months ended June 30, 1998 and 1997, respectively. The increase in cost of funds was primarily due to the increase in the cost of deposits to 4.21% for the six months ended June 30, 1998 from 4.02% for the six months ended June 30, 1997. The net interest spread was 2.69% for the six months ended June 30, 1998 compared to 3.06% for the comparable period in 1997.

PROVISION FOR LOAN LOSSES. The Bank provided $1.3 million for loan losses for the six months ended June 30, 1998 compared to $1.5 million for the comparable six-month period in 1997 due to a decrease in non-performing loans.

NON-INTEREST INCOME. Non-interest income increased by $4.9 million, or 94.8% for the six months ended June 30, 1998 to $10.0 million from $5.2 million for the comparable six-month period in 1997. Loan fees and servicing income increased by $1.2 million to $1.8 million for the first six months of 1998 compared to $504,000 for the same period in 1997. The increase was primarily due to $907,000 in loan origination fees generated by CFS Intercounty in May and June. Loan fees and servicing income for the six months ended June 30, 1998 also included a prepayment fee of $280,000 on a commercial real estate loan. Savings and checking fees increased by $1.8 million, or 77.8% to $4.1 million for the first six months of 1998 compared to $2.3 million for the same period last year.
The number of checking accounts increased by 46,948 accounts to 125,304 accounts at June 30, 1998 from 78,356 accounts at June 30, 1997. A major portion of this growth, 42,546 accounts, is attributable to the in-store bank branches. The in-store bank branches generated savings and checking fees of $2.6 million for the six months ended June 30, 1998 compared to $336,000 for the first half of 1997. Insurance, annuity and mutual fund fees increased by $698,000 due to an increase in sales volume which included $720,000 in revenue from sales originating from in-store bank branches. The Bank realized a net gain of $406,000 on the sale of interest earning assets from its AFS portfolio compared to a loss of $16,000 for the same period last year. Finally, miscellaneous income increased by $714,000, or 132.2% to $1.3 million for the six months ended June 30, 1998 from $540,000 for the same period last year. The increase is primarily due to service charge fees on ATM transactions.

NON-INTEREST EXPENSE. Non-interest expense increased by $10.8 million, or 52.6% for the six months ended June 30, 1998 to $31.4 million from $20.6 million for the comparable six-month period in 1997. The significant increase in non-interest expense is primarily due to the Bank's in-store branch expansion program which accounted for $9.7 million of operating expenses in the first half of 1998 and $2.1 million related to CFS Intercounty since its acquisition on May 1, 1998. Most of the increase in operating expenses is due to an increase of $7.1 million in compensation and benefit costs. The in-store branch expansion accounted for $5.0 million of the increase in compensation costs for the six month period. Also, the acquisition of CFS Intercounty during the second quarter increased salary costs by $1.7 million. Salary costs for the Bank's subsidiary, CFSI, Inc., increased $291,000 due to higher sales volume. In addition, federal social security taxes increased by $312,000 due to a higher salary base. ESOP compensation increased by $233,000 from the same period last year due to the increase in the average price of Haven Bancorp common stock for the period. Occupancy and equipment costs increased by $2.0 million from the comparable period in 1997 primarily due to the Bank's in-store banking program which increased costs by $1.5 million. REO operations, net decreased by $223,000 from 1997 due to an increase in gains realized on the sale of REO properties. Other operating expenses increased by $2.0 million, or 30.1% to $8.5 million for the six months ended June 30, 1998 from $6.5 million for the same period last year. Miscellaneous operating expenses such as stationery, telephone and postage increased by $627,000 from the same period in 1997 primarily due to the in-store branch program. Staff placement costs increased by $77,000 for the six months ended June 30, 1998 also due to the in-store branch program. Advertising costs and costs incurred for computer processing increased by $462,000 and $208,000, respectively due to the growth in the deposit base over the last twelve months. Finally, NYCE fees and check clearing costs increased by $212,000 and $199,000, respectively, from the same period last year due to higher volume as a result of the growth in deposit accounts.

INCOME TAX EXPENSE. Income tax expense was $1.5 million for an effective tax rate of 31.3% for the six months ended June 30, 1998 compared to income tax expense of $3.3 million for an effective tax rate of 37.1% for the comparable period in 1997. The decrease in the effective tax rate was primarily due to the establishment of Columbia Preferred Capital Corp. during the second quarter of 1997, which resulted in certain tax savings. Therefore, the tax provision for the first half of 1998 includes the effect of the REIT's operations for six full months.

COMPUTER ISSUES FOR THE YEAR 2000. Many of the Company's existing computer systems use two digits to identify the year in the date field. As a result, these systems may not be able to distinguish the year 2000 from the year 1900. If not corrected, these computer systems could fail by or at the year 2000. The Company primarily uses a third party vendor to process its electronic data. This vendor is currently modifying or replacing its computer applications and systems necessary to correct the year 2000 date issue. The Company also utilizes a combination of purchased and contract-based software as well as other third party vendors for a variety of data processing needs. The Company's assessment of potential computer issues for the year 2000 have been substantially completed. Where potential computer issues have been identified, the vendors have committed to definitive dates (in most cases no later than December 31, 1998) to resolve such issues. In the event that the Company's significant vendors do not achieve year 2000 compliance, the Company's operations could be adversely affected. The Company has established contingency plans for these systems for which year 2000 issues will not be corrected. The Company has incurred approximately $65,000 in costs associated with achieving year 2000 compliance. The Company expects to incur approximately $200,000 in additional costs to achieve year 2000 compliance during the remainder of 1998 and in 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK In management's opinion, there has not been a material change in market risk from December 31, 1997 as reported in item 7A of the Company's Form 10-K.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At June 30, 1998, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional $12.9 million of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)10  - Purchase and Assumption Agreement, dated as of
March 11, 1998, by and among Intercounty Mortgage, Inc., CFS Bank and Resource Bancshares Mortgage Group, Inc.*

         (b) 27.1 Financial Data Schedule.

         (c) None.


---------------------
* Incorporated herein by reference into this document from the Exhibits to Form 8-K, filed on July 2, 1998.



                            SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)




Date:  August 13, 1998         By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  August 13, 1998         By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer