Form 10-Q
period 1998-09-30
HAVEN BANCORP INC
filed 1998-11-16
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998         OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 8,852,254 shares of the Registrant's common stock outstanding as of November 13, 1998.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of September 30, 1998 and December 31, 1997     3

         Consolidated Statements of Income for the
         Three Months and Nine Months ended
         September 30, 1998 and 1997                        4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Nine Months
         ended September 30, 1998                           5

         Consolidated Statements of Cash Flows for the
         Nine months ended September 30, 1998 and 1997      6

         Notes to Consolidated Financial Statements      7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  11-33

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk                                       33


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                              33-34

Item 2.  Changes in Securities and Use of Proceeds         34

Item 3.  Defaults Upon Senior Securities                   34

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           34

Item 5.  Other Information                                 34

Item 6.  Exhibits and Reports on Form 8-K                  34



    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                      September 30, December 31,
                                                                          1998         1997
                                                                      ------------- ------------
ASSETS
Cash and due from banks                                                 $   35,049   $   35,745
Money market investments                                                     1,803        4,561
Securities available for sale                                              839,570      499,380
Loans held for sale                                                         58,236         -
Debt securities held to maturity (estimated fair value of $66,372
  in 1997)                                                                    -          66,404
Federal Home Loan Bank of NY stock, at cost                                 19,670       12,885
Mortgage-backed securities held to maturity (estimated fair value of
  $163,326 in 1997)                                                           -         163,057
Loans:
  First mortgage loans                                                   1,273,789    1,098,894
  Cooperative apartment loans                                                4,957       19,596
  Other loans                                                               33,840       32,291
                                                                         ---------    ---------
     Total loans                                                         1,312,586    1,150,781
Less allowance for loan losses                                             (13,791)     (12,528)
                                                                         ---------    ---------
  Loans, net                                                             1,298,795    1,138,253
Premises and equipment, net                                                 37,010       27,062
Accrued interest receivable                                                 13,099       12,429
Other assets                                                                19,234       15,114
                                                                         ---------    ---------
     Total assets                                                       $2,322,466   $1,974,890
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $1,627,832   $1,365,012
  Borrowed funds                                                           487,211      466,794
  Due to broker                                                             40,000       10,000
  Other liabilities                                                         44,887       20,219
                                                                         ---------    ---------
     Total liabilities                                                   2,199,930    1,862,025
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                           -            -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    9,918,750 shares issued; 8,850,768 and 8,784,700 shares
    outstanding at September 30, 1998 and December 31, 1997                    100          100
  Additional paid-in capital                                                51,038       50,065
  Retained earnings, substantially restricted                               77,402       73,567
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale, net of tax effect      5,892        1,671
  Treasury stock, at cost (1,067,982 and 1,134,050 shares at September
    30, 1998 and December 31, 1997)                                         (9,853)     (10,246)
  Unallocated common stock held by Bank's ESOP                              (1,297)      (1,529)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (284)        (364)
  Unearned compensation                                                       (462)        (399)
                                                                         ---------    ---------
      Total stockholders' equity                                           122,536      112,865
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $2,322,466   $1,974,890
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

Note - Share amounts have been restated to fully reflect the 2-for-1 stock split effective November 1997.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                       ------------------    ------------------
                                                       1998          1997    1998          1997
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $25,299     $19,811   $70,629     $54,878
  Other loans                                              821         808     2,431       2,424
  Mortgage-backed securities                            11,610       8,541    30,114      23,773
  Money market investments                                  23          83       169         273
  Debt and equity securities                             2,226       3,332     8,331      11,640
                                                        ------      ------   -------      ------
     Total interest income                              39,979      32,575   111,674      92,988
                                                        ------      ------   -------      ------
Interest expense:
 Deposits:
  Savings accounts                                       3,366       2,387     8,482       6,938
  NOW accounts                                             344         277       946         772
  Money market accounts                                    525         470     1,462       1,329
  Certificate accounts                                  12,791      10,394    37,269      28,085
 Borrowed funds                                          8,015       5,817    20,933      16,827
                                                        ------      ------    ------      ------
     Total interest expense                             25,041      19,345    69,092      53,951
                                                        ------      ------    ------      ------
Net interest income                                     14,938      13,230    42,582      39,037
Provision for loan losses                                  670         700     1,990       2,150
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     14,268      12,530    40,592      36,887
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           428         271     1,272         775
  Mortgage banking income                                4,646         -       5,553         -
  Savings/checking fees                                  2,650       1,452     6,780       3,775
  Net gain (loss) on sales of interest-earning assets    1,185          (7)    1,591         (23)
  Insurance annuity and mutual fund fees                 1,472       1,024     3,973       2,827
  Other                                                    634         471     1,888       1,011
                                                        ------      ------    ------      ------
     Total non-interest income                          11,015       3,211    21,057       8,365
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                             12,084       6,488    30,048      17,380
  Occupancy and equipment                                2,947       1,760     7,547       4,398
  Real estate owned operations, net                         67          99        28         283
  Federal deposit insurance premiums                       231         165       660         529
  Other                                                  7,312       3,502    15,806      10,031
                                                        ------      ------    ------      ------
     Total non-interest expense                         22,641      12,014    54,089      32,621
                                                        ------      ------    ------      ------
Income before income tax expense                         2,642       3,727     7,560      12,631
Income tax expense                                         402       1,276     1,940       4,575
                                                        ------      ------    ------      ------
Net income                                              $2,240      $2,451    $5,620      $8,056
                                                        ======      ======    ======      ======
Net income per common share:  Basic                     $ 0.26      $ 0.29    $ 0.66      $ 0.96
                                                        ======      ======    ======      ======
                              Diluted                   $ 0.24      $ 0.27    $ 0.61      $ 0.90
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

Note - Per share amounts have been restated to fully reflect the 2-for-1 stock split effective November 1997.

                                HAVEN BANCORP, INC.
              Consolidated Statement of Changes in Stockholders' Equity
                 Nine Months Ended September 30, 1998   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings   Income    Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1997            $112,865  100   50,065    73,567     1,671     (10,246)   (1,529)     (364)       (399)
Comprehensive Income:
 Net income                                5,620   -       -       5,620       -           -         -          -          -
 Other comprehensive income, net of tax
   Net unrealized appreciation on
     certain securities, net of
     reclassification adjustment           3,340   -       -         -       3,340        -         -          -          -
   Net unrealized appreciation on Debt and
     MBS securities transferred from held to
     maturity to the AFS portfolio(note 2)   881   -       -         -         881        -         -          -          -
                                         -------
Comprehensive income                       9,841   -       -         -         -           -         -          -          -
Dividends declared (note 5)               (1,785)  -       -      (1,785)      -           -         -          -          -
Treasury stock issued for deferred
  compensation plan (14,384 shares)          -     -       280       -         -            86       -          -         (366)
Stock options exercised, net of tax
  effect (51,684 shares) (note 4)            441   -       134       -         -           307       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                   871   -       559       -         -           -         232        80         -
Amortization of deferred compensation plan   303   -       -         -         -           -         -          -          303
                                         -------  ---   ------    ------    ------      ------    ------     -----       -----
Balance at September 30, 1998           $122,536  100   51,038    77,402     5,892      (9,853)   (1,297)     (284)       (462)
                                         =======  ===   ======    ======    ======      ======    ======     =====       =====

                  FAS 130 Disclosure of Reclassification Adjustment
                                 September 30, 1998
                                                                                      Gross    Tax Effect  Net of Tax
                                                                                      -----    ----------  ----------
Comprehensive income items
  Net unrealized gain arising during period                                            5,708     1,157       4,551
  Less: reclassification adjustment for net gains included in income                     465       134         330
                                                                                       -----     -----       -----
  Net unrealized gain on certain securities                                            5,243     1,022       4,221
                                                                                       =====     =====       =====
Balance sheet items
  Accumulated unrealized gain on securities AFS as of September 30, 1998               7,856     1,964       5,892
  Accumulated unrealized gain on securities AFS as of December 31, 1997                2,613       942       1,671
                                                                                       -----     -----       -----
  Change during the period                                                             5,243     1,022       4,221
                                                                                       =====     =====       =====

See accompanying notes to consolidated financial statements.
Note - Share amounts have been restated to fully reflect the 2-for-1 stock split effective November 1997.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                          ------------------
                                                                            1998      1997
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $ 5,620   $ 8,056
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                               1,174     1,205
   Amortization of net deferred loan origination fees                         (779)     (401)
   Amortization of premiums and discounts on loans, mortgage-backed
     and debt securities                                                    (1,401)      273
   Provision for loan losses                                                 1,990     2,150
   Provision for losses on real estate owned                                    35       100
   Deferred income taxes                                                     1,702    (1,252)
   Net (gain) loss on sales of interest-earning assets                      (1,591)       23
   Loans originated and purchased for sale, net of proceeds from sale      (58,236)     -
   Depreciation and amortization                                             2,186     1,010
   (Increase) decrease in accrued interest receivable                         (670)      411
   Increase (decrease) in due to broker                                     30,000    (1,000)
   Increase in other liabilities                                            24,663     3,263
   Increase in other assets                                                 (7,002)   (2,437)
                                                                           -------    ------
Net cash (used in) provided by operating activities                         (2,309)   11,401
                                                                           -------    ------
Cash flows from investing activities:
  Net increase in loans                                                   (266,903) (217,407)
  Proceeds from disposition of assets (including REO)                          565     1,643
  Purchases of securities available for sale                              (486,666) (352,407)
  Principal repayments and maturities on securities available for sale     120,025    26,766
  Proceeds from sales of securities available for sale                     323,002   275,513
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                        21,020     8,954
  Principal repayments on mortgage-backed securities held to maturity       24,834    24,996
  Purchases of FHLB stock, net                                              (6,785)   (1,350)
  Net increase in premises and equipment                                   (12,134)   (9,324)
                                                                           -------   -------
Net cash used in investing activities                                     (283,042) (242,616)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                 262,820   172,683
  Net increase in borrowed funds                                            20,417    64,232
  Payment of common stock dividends                                         (1,781)   (1,956)
  Stock options exercised                                                      441       747
                                                                           -------   -------
Net cash provided by financing activities                                  281,897   235,706
                                                                           -------   -------
Net (decrease) increase in cash and cash equivalents                        (3,454)    4,491
Cash and cash equivalents at beginning of period                            40,306    35,717
                                                                            ------   -------
Cash and cash equivalents at end of period                                $ 36,852  $ 40,208
                                                                           =======   =======
Supplemental information:
  Cash paid during the period for:
    Interest                                                               $67,749  $ 52,814
    Income taxes                                                             1,664     3,946
  Additions to real estate owned                                               558     1,539
  Securities purchased, not yet received                                    40,000      -
  Loans securitized                                                        105,691      -
  MBS and debt securities held to maturity transferred to
    securities available for sale                                          183,639      -
                                                                           =======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 1998 and 1997
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank, formerly known as Columbia Federal Savings Bank, ("CFS" or the "Bank") and subsidiaries, as of September 30, 1998 and December 31, 1997 and for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at September 30, 1998 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 62,872        131        (339)    62,664
  Corporate Bonds                                 19,848        -          (176)    19,672
  Preferred Stock                                 11,700         39        (190)    11,549
                                                 -------      -----      ------    -------
                                                  94,420        170        (705)    93,885
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                                  529          5         -          534
  FNMA Certificates                              189,887      2,728         (41)   192,574
  FHLMC Certificates                              65,729      1,162          (6)    66,885
  CMOs and REMICS                                481,148      5,529        (985)   485,692
                                                 -------      -----      ------    -------
                                                 737,293      9,424      (1,032)   745,685
                                                 -------      -----      ------    -------
Total                                           $831,713      9,594      (1,737)   839,570
                                                 =======      =====      ======    =======

The net unrealized gain on securities available for sale at September 30, 1998, was reported as a separate component of stockholders' equity in the amount of $5.9 million, which is net of a tax effect of $2.0 million.

NOTE 3 - ACQUISITION OF CENTURY INSURANCE AGENCY. On September 29, 1998, Haven Bancorp announced that it had agreed to acquire Century Insurance Agency ("CIA") for approximately $1.2 million. CIA, which is headquartered in Centereach, New York, specializes in providing automobile, homeowners and casualty insurance to individuals and various lines of commercial insurance to businesses. CIA, which will operate as a subsidiary of Haven Bancorp represents more than twelve insurance companies as an independent agency. This transaction required no regulatory or shareholder approval and was completed on November 2, 1998.

NOTE 4 - STOCK PLANS. Changes in outstanding options (restated for the 2-for-1 stock split effective November 1997) for the benefit of directors, officers and other key employees of the Bank for the nine months ended September 30, 1998 are as follows:

                                                  Weighted Average
                                          Options  Exercise Price
                                          -------  ----------------
Balance at December 31, 1997              1,231,676      $ 7.90
  Granted                                    98,200       25.81
  Forfeited                                    -            -
  Exercised                                 (51,684)       8.53
                                          ---------       -----
Balance at September 30, 1998             1,278,192      $ 9.25
                                          =========       =====
Shares exercisable at September 30, 1998  1,024,037      $ 6.99
                                          =========       =====

NOTE 5 - DIVIDENDS PAYABLE.  On September 23, 1998, the Company's
Board of Directors approved a quarterly cash dividend of $0.075 per share, payable on October 23, 1998, to shareholders of record as of October 2, 1998.

NOTE 6 - RECENT ACCOUNTING/REGULATORY PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the provisions of SFAS No. 130 during the first quarter of 1998 and as such was required to: (a) classify items of other comprehensive income by their nature in a financial statement;
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in its statement of financial condition; and (c) reclassify prior periods presented (see Note 8).

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

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Under current practice, a bank that securitizes credit card receivables has a choice in how it classifies any retained securities based on its intent and ability to hold or sell those investments.
SFAS No. 134 gives the mortgage banking firms the opportunity to apply the same intent-based accounting that is applied by other companies. SFAS No. 134 is effective for the fiscal quarter beginning after December 15, 1998. Management of the Company anticipates that the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. There were 8,590,777 basic shares outstanding and 9,207,719 diluted shares outstanding for the three months ended September 30, 1998. There were 8,577,095 basic shares outstanding and 9,209,293 diluted shares outstanding for the nine months ended September 30, 1998. The weighted average number of shares outstanding does not include 259,339 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of September 30, 1998 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the relevant period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 8 - COMPREHENSIVE INCOME - Comprehensive income, as discussed in Note 6, was $4.9 million and $9.8 million for the three month and nine month periods ended September 30, 1998, respectively, and $4.1 million and $10.6 million for the three month and nine month periods ended September 30, 1997, respectively.

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

Haven Bancorp's business currently consists of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one-to four-family, owner occupied residential mortgage loans. In addition, in times of low loan demand, the Bank will invest in debt, equity and mortgage-backed securities ("MBSs") to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans,commercial real estate loans, equity lines of credit and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses as well as non-interest income and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate owned operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent, by government policies and actions of regulatory authorities.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1997
TO SEPTEMBER 30, 1998
                            ASSETS

Total assets increased by $347.6 million, or 17.6% to $2.3 billion at September 30, 1998. Securities available for sale ("AFS") increased by $340.2 million, or 68.1% to $839.6 million at September 30, 1998 from $499.4 million at December 31, 1997:
$183.6 million of the increase was due to the transfer of the Company's entire debt and MBS held-to-maturity portfolios to securities AFS on June 30, 1998. The transfer was done to enhance liquidity and take advantage of market opportunities. During August, the Bank completed the securitization of $105.7 million of residential mortgages. The securitization provides the Bank with additional collateral for borrowings in the future and enables the Bank to sell the securitized loans. During the nine months ended September 30, 1998, the Bank purchased $460.6 million of MBSs, $15.0 million of government agency securities and $11.1 million of Preferred Stock ($10.0 million of FHLMC and $1.1 million of private issue) for its AFS portfolio. These purchases were partially offset by sales from and principal repayments, maturities and calls to the AFS portfolio of $323.0 million and $120.0 million, respectively. Debt securities held to maturity declined by $66.4 million, or 100% to a zero balance at September 30, 1998 due to principal repayments, maturities and calls totaling $21.0 million and the transfer of $45.4 million of such debt securities to AFS on June 30, 1998. MBSs held to maturity declined by $163.1 million, or 100% to a zero balance at September 30, 1998 due to principal repayments, maturities and calls totaling $24.8 million and the transfer of $138.2 million of such MBSs to AFS on June 30, 1998. There were no purchases of debt securities or MBSs for the held to maturity portfolio during the nine months ended September 30, 1998.

Net loans increased by $160.5 million, or 14.1% to $1.3 billion at September 30, 1998 from $1.1 billion at December 31, 1997. Loan originations and purchases during the nine month period ended September 30, 1998 totaled $850.0 million (comprised of $729.7 million of residential one-to four-family mortgage loans, $106.5 million of commercial real estate and multi-family loans, $12.0 million of equity loans and $1.8 million of construction advances). During the first nine months of 1998, principal payments totaled $201.7 million, $0.6 million was transferred to real estate owned ("REO") and $313.4 million of loans were sold in the secondary market. Included in the totals above are CFS Intercounty's residential mortgage loan origination volume and wholesale purchases since its acquisition on May 1, 1998 which were $423.3 million, of which $58.2 million was transferred to CFS Bank's portfolio and $306.9 million was sold on a servicing released basis to third party investors. During August, the Bank completed the securitization of $105.7 million of residential mortgages which will provide the Bank additional collateral for borrowings in the future and the opportunity to sell securitized loans. Finally, the Bank sold $14.0 million of co-op loans during the third quarter as part of its on-going efforts to dispose of this portion of its portfolio.

                        LIABILITIES

Deposits increased by $262.8 million, or 19.3% to $1.6 billion at September 30, 1998 from $1.4 billion at December 31, 1997 primarily due to deposit inflows in the Bank's in-store bank branches which had deposits totaling $424.9 million at September 30, 1998 compared to $157.2 million at December 31, 1997. The Bank had fifty-two in-store bank branches as of September 30, 1998 compared to thirty-two in-store branches at December 31, 1997. The Bank expects to open seven additional in-store bank branches during the remainder of 1998. Core deposits (comprised of checking, savings and money market accounts) were equal to 44.4% of total in-store branch deposits at September 30, 1998 compared to 43.1% in the Bank's eight traditional branches. Overall, core deposits represented 46.5% of total deposits at September 30, 1998 compared to 42.7% at December 31, 1997. Borrowed funds increased by $20.4 million, or 4.4% to $487.2 million at September 30, 1998 from $466.8 million at December 31, 1997 primarily due to funding requirements for loan origination volume and wholesale purchases of CFS Intercounty.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity increased to $122.5 million at September 30, 1998 from $112.9 million at December 31, 1997. The increase in stockholders' equity was due to net income of $5.6 million for the nine months ended September 30, 1998, an increase of $4.2 million in the unrealized gain on securities AFS (including $881,000 due to the aforementioned transfer of securities held-to-maturity to securities AFS) and $441,000 related to the exercise of stock options. In addition, the allocation of ESOP stock due to the reduction of the Bank's ESOP debt and the amortization of awards of shares of stock by the Bank's RRPs and amortization of deferred compensation plan increased stockholders' equity by $1.2 million. These increases were partially offset by dividends declared of $1.8 million.

                   NON-PERFORMING ASSETS
The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and REO.

                                   September 30,    December 31,
                                       1998             1997
(Dollars in Thousands)               --------       ------------
Non-accrual loans
  One-to four-family                  $ 3,064           3,534
  Cooperative                             462             698
  Multi-family                            899           2,531
  Non-residential and other             2,677           3,633
                                       ------          ------
     Total non-accrual loans            7,102          10,396
                                       ------          ------
Restructured loans
  One-to four-family                      546             679
  Cooperative                             286             290
  Multi-family                          1,148           1,167
                                       ------          ------
     Total restructured loans           1,980           2,136
                                       ------          ------
     Total non-performing loans         9,082          12,532
                                       ------          ------
REO, net
  One-to four-family                      155             126
  Cooperative                              61             295
  Non-residential and other               121             121
                                       ------          ------
     Total REO                            337             542
  Less allowance for REO                  (39)            (87)
                                       ------          ------
     REO, net                             298             455
                                       ------          ------
     Total non-performing assets      $ 9,380          12,987
                                       ======          ======
Non-performing loans to total loans      0.69%           1.09%
Non-performing assets to total assets    0.40            0.66
Non-performing loans to total assets     0.39            0.63

The decrease in non-performing assets was primarily due to a reduction of $1.6 million in non-accrual multi-family loans. In addition, non-accrual residential loans and co-op loans decreased $470,000 and $236,000, respectively, from December 31, 1997. The ratio of non-performing loans to total loans decreased primarily due to the increase of $161.8 million in total loans, as well as the significant decline in non-performing loans during the nine month period. The decrease in the ratio of non-performing assets to total assets was primarily due to the increase of $347.6 million in total assets and a $3.6 million decrease in non-performing assets during the nine month period. The ratio of non-performing loans to total assets decreased primarily due to the increase of $347.6 million in total assets and a reduction of $3.4 million in non-performing loans between year-end 1997 and September 30, 1998.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1998 and 1997:

                                                1998      1997
(Dollars in Thousands)                         -------   -------
Balance at beginning of period                 $12,528    10,704
Charge-offs:
   Residential                                    (471)     (369)
   Cooperative                                    (279)     (840)
   Multi-family                                   (708)      -
   Non-residential and other                      (309)     (257)
                                                ------    ------
     Total charge-offs                          (1,767)   (1,466)
   Recoveries                                    1,040       566
                                                ------    ------
   Net charge-offs                                (727)     (900)
   Provision for loan losses                     1,990     2,150
                                                ------    ------
Balance at end of period                       $13,791    11,954
                                                ======    ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period    0.08%     0.13%
Ratio of allowance for loan losses to
  total loans at the end of the period           1.05      1.12
Ratio of allowance for loan losses to non-
  performing loans at the end of the period    151.85     95.03


The ratio of net charge-offs during the first nine months of 1998 to average loans outstanding decreased primarily due to average loans outstanding which increased $320.4 million, or 33.5% due to originations during the period. The ratio of allowance for loan losses to total loans decreased primarily due to the increase in loans outstanding during 1998. The ratio of allowance for loan losses to non-performing loans increased between the periods due to the decrease in non-performing loans and an increase in the allowance for loan losses. The Bank's allowance for loan losses was $13.8 million and $12.0 million at September 30, 1998 and 1997, respectively, while non-performing loans totaled $9.1 million and $12.6 million, respectively, at those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans and the purchase of adjustable-rate securities which are expected to help protect net interest margins during periods of rising interest rates. The narrowing in spread and margin reflects in part the Company's exposure to interest rate risk resulting from certain changes in the shape of the yield curve (particularly a flattening or inversion of the yield curve) and to differing indices upon which the yield on the Company's interest-earning assets and the cost of its interest-bearing liabilities are based. For example, over the past two years the market has experienced a more significant reduction in interest rates on long-term instruments as compared to the reduction in interest rates on short-term instruments resulting in rates on long-term instruments approximating (and in some cases, going below) the rates on short-terms instruments. More importantly, the spreads earned on the rate differential between assets and the liabilities funding such assets have narrowed more with respect to long-term assets as compared to short-term assets. Since a larger percentage of the Company's assets are longer term, the Company has experienced a continuous narrowing of spreads as well as a negative impact on net interest income that has been more than offset by the Company's growth in interest-earning assets. The narrowing of the spread and margin also reflects the increase in borrowings under the capital leverage program. During the first nine months of 1998, the Bank originated or purchased for its portfolio $157.8 million of residential adjustable-rate mortgages and $100.5 million of adjustable-rate multi-family, commercial real estate and construction loans. During the same period, the Bank purchased $375.3 million of fixed rate debt securities and MBSs to take advantage of higher yields compared to rates offered on adjustable-rate securities. At September 30, 1998, $308.7 million, or 36.8% of the Company's AFS portfolio were adjustable-rate securities and $530.9 million, or 63.2% of the portfolio were fixed rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of savings, money market, NOW and demand accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At September 30, 1998 core deposits represented 46.5% of deposits compared to 42.7% of deposits at December 31, 1997. Core deposits for the Bank's eight traditional branches was 43.1% compared to 44.4% for the Bank's fifty-two in-store bank branches. During the first nine months of 1998, savings accounts increased by $93.7 million, net of interest and certificates of deposit increased by $107.7 million, net of interest. The number of checking accounts increased by 41,071, or 42.0% to 138,933 at September 30, 1998 from 97,862 at

December 31, 1997. Most of the increase, or 36,815 accounts is attributable to the Bank's in-store bank branches. The balance of certificate accounts outstanding at September 30, 1998 was $924.6 million compared to $781.6 million at December 31, 1997. A major portion of the increase, $130.3 million, is attributable to the Bank's in-store branches. The Company expects to attract a higher percentage of core deposits from its in-store bank branch locations as these locations continue to grow and mature. In the second quarter of 1998, the Bank introduced the Liquid Asset Savings Account, which pays depositors 4.50% in the first year (latest rate available), as a way to attract core deposits and decrease certificate accounts.

                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrow-ings. The required ratio is currently 4%. The Bank's ratio was 4.31% at September 30, 1998 compared to 8.94% at December 31, 1997. The decrease in the liquidity ratio during the nine-month period is primarily due to a decline of $65.4 million in debt and equity securities and an increase of $158,000 in the liquidity base. The Company has emphasized MBS securities over debt and equity securities for management of its AFS portfolio due to the availability of competitive rates and shorter durations.

The Company's primary sources of funds are deposits, principal and interest payments on loans and MBSs, retained earnings and advances from the Federal Home Loan Bank of NY ("FHLB-NY"). Proceeds from the sale of AFS securities and loans held for sale are also a source of funding, as are, to a lesser extent, the sales of annuities and securities brokerage activities conducted by the Bank's subsidiary, CFS Investment Services, Inc. ("CFSI"), formerly known as Columbia Investment Services, Inc. While maturities and scheduled amortization of loans and MBSs are somewhat predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1998 and December 31, 1997, cash and short and intermediate-term investments totaled $36.9 million and $40.3 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, mortgage loans and MBSs AFS. Other sources of funds include FHLB advances, which at September 30, 1998, totaled $342.2 million. If needed, the Bank may borrow an additional $43.4 million from the FHLB. An additional source of funds are repurchase agreements which totaled $118.5 million at September 30, 1998.

As of September 30, 1998, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital         Risk-Based Capital
                                  --------------------   --------------------   -----------------------
                                  Amount  Percentage(1)  Amount  Percentage(1)  Amount  Percentage(1)(2)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $129,334   5.68%       $129,334   5.68%       $145,445   12.66%

Minimum regulatory requirement      45,534   2.00          91,068   4.00(3)       91,939    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $ 83,800   3.68%       $ 38,266   1.68%       $ 53,506    4.66%
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

(3) Consistent with the minimum ratio to be deemed "adequately capitalized", the required amount is based on 4.0%. Failure to meet the capital requirements or to be deemed undercapitalized exposes an institution to regulatory sanctions, including limitations on asset growth.

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

                                                              Three months ended September 30,
                                                           1998                        1997
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,340,030 $25,299   7.55%  $1,005,225 $19,811   7.88%
 Other loans                                       33,654     821   9.76       32,027     808  10.09
 Mortgage-backed securities                       691,703  11,610   6.71      503,448   8,541   6.79
 Money market investments                           1,337      23   6.88        5,137      83   6.46
 Debt and equity securities                       134,477   2,226   6.62      183,095   3,332   7.28
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,201,201  39,979   7.26    1,728,932  32,575   7.54
Non-interest earning assets                       119,468  ------              88,256  ------
                                                ---------                   ---------
   Total assets                                 2,320,669                   1,817,188
                                                =========                   =========
Interest-bearing liabilities:
 Savings accounts                                 456,977   3,366   2.95      376,276   2,387   2.54
 Certificate accounts                             896,836  12,791   5.70      705,785  10,394   5.89
 NOW accounts                                     182,409     344   0.75      137,362     277   0.81
 Money market accounts                             58,371     525   3.60       55,136     470   3.41
 Borrowed funds                                   535,299   8,015   5.99      406,126   5,817   5.73
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,129,892  25,041   4.70    1,680,685  19,345   4.60
Other liabilities                                  70,695  ------              27,636  ------
                                                ---------                   ---------
   Total liabilities                            2,200,587                   1,708,321
Stockholders' equity                              120,082                     108,867
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,320,669                  $1,817,188
                                                =========                   =========
Net interest income                                       $14,938                     $13,230
                                                           ======                      ======
Net interest spread                                                 2.56%                         2.94%
                                                                    ====                          ====
New interest margin                                                 2.71%                         3.06%
                                                                    ====                          ====

                                                             Nine months ended September 30,
                                                           1998                        1997
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,242,373 $70,629   7.58%  $  922,207 $54,878   7.93%
 Other loans                                       33,109   2,431   9.79       32,900   2,424   9.82
 Mortgage-backed securities                       597,988  30,114   6.71      467,804  23,773   6.78
 Money market investments                           4,065     169   5.54        6,140     273   5.93
 Debt and equity securities                       165,566   8,331   6.71      216,971  11,640   7.15
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,043,101 111,674   7.29    1,646,022  92,988   7.53
Non-interest earning assets                       120,258 -------              94,300  ------
                                                ---------                   ---------
   Total assets                                 2,163,359                   1,740,322
                                                =========                   =========
Interest-bearing liabilities:
 Savings accounts                                 417,576   8,482   2.71      370,311   6,938   2.50
 Certificate accounts                             867,306  37,269   5.73      651,189  28,085   5.75
 NOW accounts                                     175,199     946   0.72      129,358     772   0.80
 Money market accounts                             57,028   1,462   3.42       54,617   1,329   3.24
 Borrowed funds                                   466,093  20,933   5.99      385,190  16,827   5.82
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              1,983,202  69,092   4.65    1,590,665  53,951   4.52
Other liabilities                                  63,022  ------              45,013  ------
                                                ---------                   ---------
   Total liabilities                            2,046,224                   1,635,678
Stockholders' equity                              117,135                     104,644
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,163,359                  $1,740,322
                                                =========                   =========
Net interest income                                       $42,582                     $39,037
                                                           ======                      ======
Net interest spread                                                 2.64%                         3.01%
                                                                    ====                          ====
New interest margin                                                 2.78%                         3.16%
                                                                    ====                          ====


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997

GENERAL. The Company reported net income of $2.2 million for the three months ended September 30, 1998 compared to net income of $2.5 million for the three months ended September 30, 1997. Net interest income increased $1.7 million to $14.9 million for the three months ended September 30, 1998 primarily due to an increase in interest income on mortgage loans of $5.5 million due to the growth in the mortgage loan portfolio. Non-interest income increased $7.8 million when compared to the same period last year mainly due to the acquisition of CFS Intercounty on May 1, 1998 which contributed $4.6 million of mortgage banking income during the quarter. Non-interest expenses increased $10.6 million compared to the same period last year primarily due to costs associated with the Bank's in-store program, which included fifty-two locations as of September 30, 1998, and the acquisition of CFS Intercounty. Finally, the provision for tax expense decreased $874,000 for the third quarter of 1998 due to a reduction in pre-tax income and certain adjustments made to the tax provision as a result of filing the 1997 Federal, State and City tax returns in September 1998.

INTEREST INCOME. Interest income increased by $7.4 million, or 22.7% to $40.0 million for the three months ended September 30, 1998 from $32.6 million for the three months ended September 30, 1997. The increase was primarily the result of a $5.5 million increase in interest income on mortgage loans, and an increase of $3.1 million in interest income on MBSs. These increases were partially offset by decreases in interest income on debt and equity securities and money market investments of $1.1 million and $60,000, respectively.

Interest income on mortgage loans increased by $5.5 million, or 27.7% to $25.3 million for the three months ended September 30, 1998, from $19.8 million for the comparable three-month period in 1997, primarily as a result of an increase in average balances of mortgage loans of $334.8 million partially offset by a decrease in the average yield on mortgage loans of 33 basis points due to the general decline in market interest rates (see page 28). The increase in average balance of mortgage loans between the periods was primarily due to strong mortgage origination volume, including purchases for the entire year of 1997 and the first nine months of 1998, which totaled $459.8 million and $838.0 million, respectively. These originations included one-to four-family mortgage loans purchased in the secondary market totaling $200.9 million for 1997 and $224.5 million for the first nine months of 1998, respectively. Mortgage loan origination volume and wholesale loan purchases for CFS Intercounty was $267.9 million in the third quarter of 1998, of which $55.1 million was transferred to CFS Bank's portfolio. During the third quarter of 1998, $216.3 million of mortgages was sold on a servicing released basis to third party investors. The Bank accrues interest income on loans held for sale from the date of closing until funds are released from the third party investor. The originations for 1997 and the first nine months of 1998 were partially offset by principal repayments of $151.2 million and $201.7 million, respectively. The origination totals for both periods included CFS Bank loans refinanced of $10.5 million for 1997 and $36.4 million for the first nine months of 1998. The significant increase in refinanced loans was attributable to the decline in market interest rates.

Interest income on MBSs increased by $3.1 million, or 35.9% to $11.6 million for the three months ended September 30, 1998 from $8.5 million for the comparable three-month period in 1997, primarily due to an increase in average balances of MBSs of $188.3 million which was partially offset by a decrease in average yield of 8 basis points. During the quarter ended

September 30, 1998, the Bank purchased $138.2 million of MBSs for its AFS portfolio and such purchases were partially offset by sales totaling $93.3 million. During August, the Bank completed the securitization of $105.7 million of residential mortgages (see page 12). The emphasis on MBS securities over debt and equity securities was due to the availability of competitive rates along with shorter durations. The average yield on debt and equity securities decreased 66 basis points for the quarter ended September 30, 1998, also contributing to the decrease in interest income on debt and equity securities.

Interest income on debt and equity securities decreased by $1.1 million, or 33.2% to $2.2 million for the three months ended September 30, 1998 from $3.3 million for the comparable three-month period in 1997, primarily as a result of a decrease in the average balance of $48.6 million. The Company emphasized MBS securities over debt and equity securities during the period due to the availability of competitive rates for MBSs along with shorter durations.

INTEREST EXPENSE. Interest expense increased by $5.7 million, or 29.4% to $25.0 million for the three months ended September 30, 1998 from $19.3 million for the three months ended September 30, 1997. The increase was the result of a $3.5 million increase in interest expense on deposits and an increase of $2.2 million in interest expense on borrowings.

Interest on deposits increased by $3.5 million, or 25.9% to $17.0 million for the three months ended September 30, 1998 from $13.5 million for the comparable three-month period in 1997. The increase in interest on deposits was primarily due to the average balance which increased by $320.0 million, or 25.1% to $1.59 billion for the three months ended September 30, 1998 from $1.27 billion for the comparable three-month period in 1997. The increase in deposits is primarily attributable to the Bank's continuing in-store banking expansion. At September 30, 1998, the Bank had fifty-two in-store bank branches operating with combined deposits totaling $424.9 million compared to twenty-four in-store bank branches at September 30, 1997 with deposits totaling $115.9 million. The increase in the average balance was primarily due to certificate account balances which increased by $191.1 million, or 27.1% to $896.8 million for the three months ended September 30, 1998 from $705.8 million for the comparable three-month period in 1997. Interest expense on certificate accounts increased by $2.4 million, or 23.1% to $12.8 million for the three months ended September 30, 1998 from $10.4 million in the same period in 1997. The average cost of certificate accounts was 5.70% for the third quarter of 1998 compared to 5.89% for the third quarter of 1997. Interest expense on savings accounts increased by $1.0 million, or 41.0% to $3.4 million for the three months ended September 30, 1998 from $2.4 million in the same period in 1997 primarily due to an increase in average balance due to the Bank's in-store branches, which had $144.3 million in savings balances as of September 30, 1998 compared to $21.2 million as of September 30, 1997. The average balance of savings accounts increased by $80.7 million, or 21.4% to $457.0 million for the three months ended September 30, 1998 from $376.3 million for the third quarter of 1997. The average cost of savings accounts increased by 41 basis points to 2.95% for the period ended September 30, 1998 from 2.54% for the period ended September 30, 1997. This was primarily due to the addition of the Liquid Asset Savings Account which pays depositors 4.50% (latest rate available) during the first year. The average cost of all deposits was 4.27% for the three months ended September 30, 1998 compared to 4.24% for the prior-year period.

Interest on borrowed funds increased by $2.2 million, or 37.8% to $8.0 million for the three months ended September 30, 1998 from $5.8 million for the comparable three-month period in 1997. Borrowed funds on an average basis increased by $129.2 million between the periods primarily due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1998 in order to fund loans originated and held for sale by CFS Intercounty and to supplement deposit growth as a funding mechanism for mortgage loan originations. The average rate paid on borrowings increased to 5.99% for the three months ended September 30, 1998 from 5.73% for the prior-year period.

NET INTEREST INCOME. Net interest income increased by $1.7 million to $14.9 million for the three months ended September 30, 1998 from $13.2 million for the three months ended September 30, 1997. The increase is primarily attributable to total interest-earning assets which increased by $472.3 million, or 27.3% to $2.2 billion for the three months ended September 30, 1998 from $1.7 billion in the same period last year. This was partially offset by the average yield on interest-earning assets which decreased to 7.26% for the three months ended September 30, 1998 from 7.54% for the three month period in 1997 due to the general decline in market interest rates. In addition, the average cost of interest-bearing liabilities increased to 4.70% from 4.60% for the three months ended September 30, 1998 and 1997, respectively. Therefore, the net interest spread was 2.56% for the three months ended September 30, 1998 compared to 2.94% for the comparable period in 1997 due to the general decline in market interest rates.

PROVISION FOR LOAN LOSSES. The Bank provided $670,000 for loan losses for the three months ended September 30, 1998 compared to $700,000 for the comparable three-month period in 1997. The decrease was due to the continuing decline in non-performing assets.

NON-INTEREST INCOME. Non-interest income increased by $7.8 million for the three months ended September 30, 1998 to $11.0 million from $3.2 million for the comparable three month period in 1997. The 1998 third quarter included $4.6 million in mortgage banking income generated by CFS Intercounty related to loans sold in the quarter. The Bank generally recognizes fee income, including servicing released premiums, from its mortgage banking activities as loan sales are settled. Loans held for sale at September 30, 1998, totaled $58.2 million. Savings and checking fees increased by $1.2 million, or 82.5% to $2.7 million for the third quarter of 1998 compared to $1.5 million for the same period last year. The significant increase in savings and checking fees is primarily due to the number of checking accounts which increased by 50,935, or 57.9% to 138,933 accounts at September 30, 1998 from 87,998 accounts at September 30, 1997. A significant portion of this growth is attributable to the Bank's in-store bank branch program. The in-store bank branches generated savings and checking fees of $1.8 million for the third quarter of 1998 compared to $507,000 for the third quarter of last year. Insurance, annuity and mutual fund fees increased by $448,000 due to an increase in sales volume, including $664,000 in revenue from in-store bank branches. The Bank realized a net gain of $1.2 million on the sale of interest earning assets in the 1998 period. The gain included approximately $967,000 in gain on sales of approximately $14.0 million of co-operative apartment loans as part of the Bank's efforts to dispose of this portion of its loan portfolio. Finally, miscellaneous income increased by $163,000, or 34.6% to $634,000 for the third quarter of 1998 from $471,000 for the third quarter of 1997. The increase is primarily due to service charge fees on ATM transactions.

NON-INTEREST EXPENSE. Non-interest expense increased by $10.6 million, or 88.5% for the three months ended September 30, 1998 to $22.6 million from $12.0 million for the comparable three-month period in 1997. The increase is primarily due to the Bank's in-store branch program which increased non-interest expense by approximately $2.4 million and the acquisition of CFS Intercounty which increased non-interest expense by approximately $6.1 million. Compensation and benefit costs increased by $5.6 million, or 86.3% to $12.1 million for the three months ended September 30, 1998 from $6.5 million for the same period last year. The in-store branch expansion accounted for $1.2 million of the increase in compensation costs and the acquisition of CFS Intercounty increased salary costs by an additional $3.2 million. In addition, federal social security taxes increased $131,000 from the prior period due to a higher salary base. The remainder of the increase in compensation and benefit costs was due to an increase in salary costs for CFSI due to sales volume, normal merit increases and general staff increases due to the Company's growth. These increases were partially offset by ESOP compensation charges which decreased $348,000 due to the decrease in the average price of Haven Bancorp common stock during the quarter. Occupancy and equipment costs increased by $1.2 million, or 67.4% to $2.9 million for the third quarter of 1998 from $1.8 million for the same period last year primarily due to the addition of eight supermarket branches during the fourth quarter of 1997 and twenty such branches during the first nine months of 1998. In July 1998, the Company moved its operations to a new headquarters. The occupancy and equipment costs for the Company's headquarters is expected to be approximately $350,000 per quarter. REO operations, net decreased by $32,000 from the same period last year due to the decline in the REO portfolio. Other operating costs increased by $3.8 million to $7.3 million for the three months ended September 30, 1998 from $3.5 million for the same period last year. The acquisition of CFS Intercounty during the second quarter of 1998 increased other operating costs by $2.3 million for the third quarter of 1998. Miscellaneous expenses, including stationery, telephone, postage and insurance, increased by $391,000 and staff placement costs increased by $84,000 primarily due to the in-store branch program. Advertising costs increased $277,000 due to the growth in the deposit base over the last twelve months. Finally, costs incurred by the Bank's subsidiary, CFSI, increased $54,000 due to higher sales volume.

INCOME TAX EXPENSE. Income tax expense was $402,000 for an effective tax rate of 15.2% for the three months ended September 30, 1998 compared to income tax expense of $1.3 million for an effective tax rate of 34.2% for the comparable period in 1997. The decline in the effective tax rate was due primarily due to an adjustment of the Bank's tax accrual upon the filing of the Company's Federal, State and City tax returns for 1997 during September 1998.

      COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
               ENDED September 30, 1998 AND 1997

GENERAL. The Company reported net income of $5.6 million for the nine months ended September 30, 1998 compared to net income of $8.1 million for the nine months ended September 30, 1997. The $2.4 million decrease was primarily attributable to an increase of $21.5 million in non-interest expenses due to the ongoing supermarket banking expansions and the addition of CFS Intercounty. These factors were partially offset by an increase of $12.7 million in non-interest income and an increase of $3.5 million in net interest income. In addition, the provision for loan losses decreased $160,000 from $2.2 million for the nine months ended September 30, 1997 to $2.0 million for the nine months ended September 30, 1998. The provision for income tax expense decreased by $2.6 million primarily due to lower pre-tax income for the period.

INTEREST INCOME. Interest income increased by $18.7 million, or 20.1% to $111.7 million for the nine months ended September 30, 1998 from $93.0 million for the nine months ended September 30, 1997. The increase was primarily the result of a $15.8 million increase in interest income on mortgage loans and an increase of $6.3 million in interest income on MBS securities. These increases were partially offset by a decrease in interest income on debt and equity securities and money market investments of $3.3 million and $104,000, respectively.

Interest income on mortgage loans increased by $15.8 million, or 28.7% to $70.6 million for the nine months ended September 30, 1998 from $54.9 million for the comparable nine-month period in 1997, primarily as a result of an increase in average balances of mortgage loans of $320.2 million, partially offset by a decrease in the average yield on mortgage loans of 35 basis points. The average yield on mortgage loans decreased to 7.58% for the nine months ended September 30, 1998 from 7.93% for the comparable nine-month period in 1997. During the first nine months of 1998, the Bank refinanced $36.5 million of mortgage loans compared to $6.2 million for the same period last year. The decrease in the average yield from the prior period was mainly due to the increasing percentage of relatively lower yielding residential mortgages and the overall decline in market interest rates.

Interest income on MBSs increased by $6.3 million, or 26.7% to $30.1 million for the nine months ended September 30, 1998 from $23.8 million for the comparable nine-month period in 1997 primarily due to an increase in average balances of MBSs of $130.2 million which was partially offset by a decrease in the average yield of 7 basis points. During the first nine months of 1998, the Bank purchased $460.6 million of MBSs for its AFS portfolio and such purchases were partially offset by sales totaling $229.7 million. During August, the Bank completed the securitization of $105.7 million of residential mortgages (see page 12). The emphasis on MBS securities over debt and equity securities was primarily due to shorter durations.

Interest income on debt and equity securities decreased by $3.3 million, or 28.4% to $8.3 million for the nine months ended September 30, 1998 from $11.6 million for the comparable nine-month period in 1997 primarily as a result of a decrease in average outstanding balances of $51.4 million and a decrease in average yield of 44 basis points due to the general decline in market interest rates. The decrease in the average outstanding balances was primarily due to an emphasis on MBS securities for purchases for the Bank's AFS portfolio due to a better rate structure and shorter duration.

INTEREST EXPENSE. Interest expense increased by $15.1 million, or 28.1% to $69.1 million for the nine months ended September 30,

1998 from $54.0 million for the nine months ended September 30, 1997. The increase was the result of a $11.0 million increase in interest expense on deposits and an increase of $4.1 million in interest expense on borrowings.

Interest on deposits increased by $11.0 million, or 29.7% to $48.2 million for the nine months ended September 30, 1998 from $37.1 million for the comparable nine-month period in 1997. The increase in interest on deposits was primarily due to the average balance which increased by $311.6 million, or 25.9% to $1.5 billion for the nine months ended September 30, 1998 from $1.2 billion for the comparable nine-month period in 1997. The deposit growth is primarily attributable to the Bank's in-store banking program. The increase in average balance was primarily due to certificate account balances which increased by $216.1 million, or 33.2% to $867.3 million for the nine months ended September 30, 1998 from $651.2 million for the comparable nine-month period in 1997. Interest expense on certificate accounts increased by $9.2 million or 32.7% to $37.3 million for the nine months ended September 30, 1998 from $28.1 million in the same period in 1997 primarily due to the growth in average balances. The average cost of certificate accounts was 5.73% for the first nine months of 1998 compared to 5.75% for the comparable period in 1997. Interest expense on savings accounts increased by $1.5 million, or 22.3% to $8.5 million for the nine months ended September 30, 1998 from $6.9 million in the same period in 1997 primarily due to an increase in average balances of $47.3 million. The average cost of all deposits was 4.23% for the nine months ended September 30, 1998 compared to 4.11% for the period ended September 30, 1997.

Interest on borrowed funds increased by $4.1 million, or 24.4% to $20.9 million for the nine months ended September 30, 1998 from $16.8 million for the comparable nine-month period in 1997. Borrowed funds on an average basis increased by $80.9 million between the periods due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1998 primarily to fund mortgage loan originations for the CFS Bank portfolio and the mortgage loan pipeline of CFS Intercounty which originates mortgage loans primarily for subsequent sale to third party investors. The average rate paid on borrowings increased to 5.99% for the nine months ended September 30, 1998 from 5.82% for the comparable prior year period primarily due to the effect of a full nine months of $25.0 million of 10.46% capital securities issued by Haven Capital Trust in February 1997.

NET INTEREST INCOME. Net interest income increased by $3.5 million to $42.6 million for the nine months ended September 30, 1998 from $39.0 million for the nine months ended September 30, 1997. The increase is primarily due to total interest-earning assets which increased $397.1 million, or 24.1% to $2.0 billion for the nine months ended September 30, 1998 from the same period last year. This was partially offset by the average yield on interest-earning assets which decreased to 7.29% from 7.53% for the nine months ended September 30, 1998 and 1997, respectively. The reduction in the overall yield on interest earning assets is primarily due to a decline in market interest rates and a flat yield curve environment (see page 18). The average cost on interest-bearing liabilities increased to 4.65% from 4.52% for the nine months ended September 30, 1998 and 1997, respectively. The increase in cost of funds was primarily due to the increase in the cost of deposits to 4.23% for the nine months ended September 30, 1998 from 4.11% for the nine months ended September 30, 1997. The net interest spread was 2.64% for the nine months ended September 30, 1998 compared to 3.01% for the comparable period in 1997.

PROVISION FOR LOAN LOSSES. The Bank provided $2.0 million for loan losses for the nine months ended September 30, 1998 compared to $2.2 million for the comparable nine-month period in 1997 due to a decrease in non-performing loans.

NON-INTEREST INCOME. Non-interest income increased by $12.7 million for the nine months ended September 30, 1998 to $21.1 million from $8.4 million for the comparable nine-month period in 1997. Loan fees and servicing income increased by $497,000 to $1.3 million for the first nine months of 1998 compared to $775,000 for the same period in 1997. Loan fees and servicing income for the nine months ended September 30, 1998 included a prepayment fee of $280,000 on a commercial real estate loan. The nine months ended September 30, 1998 included $5.6 million in mortgage banking income generated by CFS Intercounty related to loans sold since May 1, 1998. Savings and checking fees increased by $3.0 million, or 79.6% to $6.8 million for the first nine months of 1998 compared to $3.8 million for the same period last year. The number of checking accounts increased by 50,935 accounts to 138,933 accounts at September 30, 1998 from 87,998 accounts at September 30, 1997. A major portion of this growth, 46,442 accounts, is attributable to the in-store bank branches. The in-store bank branches generated savings and checking fees of $4.4 million for the nine months ended September 30, 1998 compared to $843,000 for the same period last year. Insurance, annuity and mutual fund fees increased by $1.1 million due to an increase in sales volume which included $1.4 million in revenue from sales originating from in-store bank branches. The Bank realized a net gain of $1.6 million on the sale of interest earning assets during the 1998 period. The net gain for the period included approximately $967,000 in gain on the sale of approximately $14 million of co-operative apartment loans as part of the Bank's efforts to reduce this component of the loan portfolio. Finally, miscellaneous income increased by $877,000, or 86.7% to $1.9 million for the nine months ended September 30, 1998 from $1.0 million for the same period last year. The increase is primarily due to service charge fees on ATM transactions.

NON-INTEREST EXPENSE. Non-interest expense increased by $21.5 million for the nine months ended September 30, 1998 to $54.1 million from $32.6 million for the comparable nine-month period in 1997. The significant increase in non-interest expense is primarily due to the Bank's in-store branch expansion program which accounted for $8.6 million of the increase in operating expenses in the first nine months of 1998 and $8.2 million related to CFS Intercounty since its acquisition on May 1, 1998. Most of the increase in operating expenses is due to an increase of $12.7 million in compensation and benefit costs. The in-store branch expansion accounted for $4.8 million of the increase in compensation costs for the nine month period. Also, the acquisition of CFS Intercounty on May 1, 1998 increased salary costs by $4.8 million since that date. Salary costs for the Bank's subsidiary, CFSI, Inc., increased $423,000 due to higher sales volume. In addition, federal social security taxes increased by $444,000 due to a higher salary base. These factors were partially offset by ESOP compensation charges which decreased by $115,000 from the same period last year due to the decrease in the average price of Haven Bancorp common stock for the period. Occupancy and equipment costs increased by $3.1 million from the comparable period in 1997 primarily due to the Bank's in-store banking program which increased costs by $2.1 million. Also, the acquisition of CFS Intercounty during the second quarter increased occupancy costs by $565,000. REO operations, net decreased by $255,000 from 1997 due to the decline in the REO portfolio. Other operating expenses increased by $5.8 million, or 57.6% to $15.8 million for the nine months ended September 30, 1998 from $10.0 million for the same period last year. The acquisition of CFS Intercounty on May 1, 1998 increased other operating expenses by $2.5 million since that date. Miscellaneous operating expenses such as stationery, telephone and postage increased by $1.1 million from the same period in 1997 primarily due to the in-store branch program. Staff placement costs increased by $161,000 for the nine months ended September 30, 1998 also due to the in-store branch program. Advertising costs and costs incurred for computer processing increased by $739,000 and $167,000, respectively due to the growth in the deposit base over the last twelve months. Finally, NYCE fees and check clearing costs increased by $410,000 and $284,000, respectively, from the same period last year due to higher volume as a result of the growth in deposit accounts.

INCOME TAX EXPENSE. Income tax expense was $1.9 million for an effective tax rate of 25.7% for the nine months ended September 30, 1998 compared to income tax expense of $4.6 million for an effective tax rate of 36.2% for the comparable period in 1997. The decrease in the effective tax rate was primarily due to the establishment of Columbia Preferred Capital Corp. ("CPCC") during the second quarter of 1997. The tax provision for the first nine months of 1998 includes the effect of CPCC's operations for the nine full months of 1998 compared to one quarter in 1997. The lower tax rate was also due to an adjustment of the Bank's tax accrual upon the filing of the Company's Federal, State and City tax returns for 1997 during September 1998.

COMPUTER ISSUES FOR THE YEAR 2000. Many of the Company's existing computer systems use two digits to identify the year in the date field. As a result, these systems may not be able to distinguish the year 2000 from the year 1900. Software, hardware and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Further, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate result which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. If not corrected, these computer systems could fail by or at the year 2000.

The Company primarily uses a third party vendor to process its electronic data. This vendor is currently modifying or replacing its computer applications and systems necessary to correct the year 2000 date issue. The Company also utilizes a combination of purchased and contract-based software as well as other third party vendors for a variety of data processing needs. The Company's assessment of potential computer issues for the year 2000 have been substantially completed. Where potential computer issues have been identified, the vendors have committed to definitive dates (in most cases no later than December 31, 1998) to resolve such issues. Under regulatory guidelines issued by the federal banking regulators, the Bank and the Company must substantially complete testing of core mission critical internal systems by December 31, 1998 with testing of both internally and externally supplied systems complete and all renovations substantially complete, by June 30, 1999. In accordance with those guidelines, the Company will complete testing of its mission critical systems prior to October 31, 1998 and its customer systems prior to August 31, 1998. In the event that the Company's significant vendors do not achieve year 2000 compliance, the Company's operations could be adversely affected.

The Company has established contingency plans for these systems for which year 2000 issues will not be corrected. The OTS, the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies has published substantive guidance on the Year 2000 compliance as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt correction active regulations.

There has been limited litigation filed against corporations regarding the Year 2000 problem and such corporations' compliance efforts. To date, no such litigation has resulted in a decided case imposing liability on the corporate entity. Nonetheless, the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is legislative action to limit such liability. Legislation has been introduced in several jurisdictions regarding the Year 2000 problem. However, no assurance can be given that legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability. The Company has incurred approximately $65,000 in costs associated with achieving year 2000 compliance. The Company expects to incur approximately $200,000 in additional costs to achieve year 2000 compliance during the remainder of 1998 and in 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK
In management's opinion, there has not been a material change in market risk from December 31, 1997 as reported in item 7A of the Company's Form 10-K.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At September 30, 1998, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional

$12.9 million of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  3     Certificate of Incorporation of Haven
                    Bancorp, Inc., as amended.
              27.1  Financial Data Schedule.
         (b) The Company filed Form 8-K on July 2, 1998, regarding its second quarter earnings. The Company filed Form 8-
K on September 28, 1998 regarding the proposed acquisition of Century Insurance Agency.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  November 13, 1998       By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer




Date:  November 13, 1998       By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer
