Form 10-K
period 1998-12-31
HAVEN BANCORP INC
filed 1999-03-31
CIK 900741

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-K

          Annual report pursuant to Section 13 of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1998
                Commission File No.: 0-21628

                     HAVEN BANCORP, INC.
      (exact name of registrant as specified in its charter)

                          DELAWARE
 (State or other jurisdiction of incorporation or organization)

                         11-3153802
                  (I.R.S. Employer I.D. No.)

         615 Merrick Avenue, Westbury, New York 11590
           (Address of principal executive offices)

                        (516) 683-4100
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
            Common Stock par value $0.01 per share
                      (Title of class)

The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $112,701,403 and is based upon the last sales price as quoted on the Nasdaq Stock Market for March 26, 1999.

The registrant had 8,867,781 shares outstanding as of March 26, 1999.

                             INDEX

                             PART I                             Page

Item 1.   Description of Business ..........................    1 - 53
            Business .......................................    1 - 2
            Market Area and Competition ....................    2 - 3
            Lending Activities .............................    3 - 12
            Delinquencies and Classified Assets ............   12 - 16
            Allowances for Loan and REO Losses .............   16 - 19
            Investment Activities ..........................   19 - 22
            Mortgage-Backed Securities .....................   23 - 28
            Sources of Funds ...............................   28 - 31
            Borrowings .....................................   32 - 33
            Subsidiary Activities ..........................   34 - 35
            Personnel ......................................     35
            Regulation and Supervision .....................   35 - 48
            Federal and State Taxation .....................   48 - 50
Item 2.   Properties .......................................   51 - 52
Item 3.   Legal Proceedings ................................   52 - 53
Item 4.   Submission of Matters to a Vote of Security
            Holders ........................................     53

                            PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters ......................   53 - 54
Item 6.   Selected Financial Data ..........................     54
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............     54
Item 7a.  Quantitative and Qualitative Disclosures
          about Market Risk ................................     54
Item 8.   Financial Statements and Supplementary Data ......     54
Item 9.   Change In and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............     54

                            PART III

Item 10.  Directors and Executive Officers of the
            Registrant ......................................    54
Item 11.  Executive Compensation ...........................     55
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ............................     55
Item 13.  Certain Relationships and Related Transactions ...     55

                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K ..............................  55 - 57

                          EXHIBIT INDEX

The following exhibits are physically filed with this report:

Exhibit 10.2(F)  Change in Control Agreement between Haven
                 Bancorp, Inc. and Mark A. Ricca
Exhibit 10.2(G) Change in Control Agreement between CFS Bank and Mark A. Ricca
Exhibit 11.0     Computation of earnings per share
Exhibit 13.0     Portions of the 1998 Annual Report to
                 Stockholders
Exhibit 23.0     Consent of Independent Auditors
Exhibit 27.0     Financial Data Schedule
Exhibit 99       Proxy Statement for 1999 Annual Meeting

Additional exhibits are incorporated herein by reference from prior filings of Haven Bancorp, Inc. set forth in Item 14.

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts
I and II of this Form 10-K.

Portions of the Proxy Statement for the 1999 Annual Meeting of
Stockholders are incorporated by reference into Part III of this Form 10-K.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           BUSINESS
Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") was incorporated under Delaware law on March 25, 1993 as the holding company for CFS Bank ("CFS" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company is headquartered in Westbury, New York and its principal business currently consists of the operation of its wholly owned subsidiary, the Bank. At December 31, 1998, the Company had consolidated total assets of $2.4 billion and stockholders' equity of $119.9 million.

Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was established in 1889 as a New York-chartered building and loan association and converted to a New York-chartered savings and loan association in 1940. The Bank converted to a federally chartered mutual savings bank in 1983. As the Bank expanded its presence in the New York tri-state area it changed its name to CFS Bank in 1997. The Bank is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum allowable amount by the FDIC. At December 31, 1998, the Bank had total assets of $2.4 billion and stockholders' equity of $137.2 million.

The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family, owner-occupied residential mortgage loans. Since 1994, the Bank has gradually increased its activity in multi-family and commercial real estate lending. In addition, the Bank will invest in debt, equity and mortgage-backed securities to supplement its lending portfolio. Although the Bank has dicontinued offering certain consumer loans, during 1998 the Bank also invested in home equity loans, home equity lines of credit and other marketable securities.

On May 1, 1998, the Bank completed the purchase of the loan production franchise of Intercounty Mortgage, Inc. The business operates as a division of the Bank under the name CFS Intercounty Mortgage ("IMI") originating and purchasing residential loans for the Bank's portfolio and for sale in the secondary market, primarily through six loan origination offices located in New

York, New Jersey and Pennsylvania. Loan sales in the secondary market are primarily on a servicing-released basis, for which the Bank earns servicing-released premiums.

On November 2, 1998, the Company purchased 100% of the outstanding common stock of Century Insurance Agency, Inc. The insurance agency operates as a wholly owned subsidiary of the Company under the name CFS Insurance Agency, Inc. ("CIA"), providing automobile, homeowners and casualty insurance to individuals, and various lines of commercial insurance to individuals.

The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which consists of the interest paid on its deposits and borrowed funds. The Bank's net income is also affected by its non-interest income, including, beginning May 1, 1998, the results of the acquisition of the loan production franchise of CFS Intercounty Mortgage, its provision for loan losses and its operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

                  MARKET AREA AND COMPETITION

The Bank has been, and continues to be, a community oriented savings institution offering a variety of traditional financial services to meet the needs of the communities in which it operates. Management considers the Bank's reputation and customer service as its major competitive advantage in attracting and retaining customers in its market area.

The Bank's primary market area is concentrated in the neighborhoods surrounding its eight full service banking and fifty-nine supermarket banking facilities located in the New York City boroughs of Queens, Brooklyn, Manhattan and Staten Island, the New York counties of Nassau, Suffolk, Rockland and Westchester and in New Jersey and Connecticut. During 1998, the Bank opened twenty-five supermarket branches. Management believes that supermarket branching is a cost effective way to extend the Bank's franchise and put its sales force in touch with more prospective customers than possible through conventional bank branches. Management believes that all of its branch offices are located in communities that can generally be charac-terized as stable, residential neighborhoods of predominantly one- to four-family residences and middle income families.

During the past five years, the Bank's expanded loan work-out and resolution efforts have successfully contributed toward reducing non-performing assets to manageable levels. Although there are encouraging signs in the local economy and the Bank's real estate markets, it is unclear how these factors will affect the Bank's asset quality in the future. See "Delinquencies and Classified Assets."

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

                   LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by owner occupied one- to four-family residences, and, to a lesser extent, multi-family residences, commercial real estate and construction and land loans. Also, the Bank's loan portfolio includes cooperative loans, which the Bank has not originated since 1990 except to facilitate the sale of real estate owned ("REO") or to restructure a problem asset. During 1998, loan originations and purchases totaled $1.22 billion (comprised of $1.04 billion of residential one- to four-family mortgage loans, $156.8 million of commercial and multi-family real estate loans, $2.8 million of construction loans and $16.4 million of consumer loans). One- to four-family mortgage loan originations included $570.0 million of loans originated and purchased for sale in the secondary market. During 1998, the Bank sold $515.8 million of one- to four-family mortgage loans in the secondary market on a servicing-released basis.

At December 31, 1998, the Bank had total mortgage loans outstanding of $1.27 billion, of which $888.6 million were one- to four-family residential mortgage loans, or 67.9% of the Bank's total loans. At that same date, multi-family residential mortgage loans totaled $215.5 million, or 16.5% of total loans. The remainder of the Bank's mortgage loans, included $163.9 million of commercial real estate loans, or 12.5% of total loans, $4.0 million of cooperative apartment loans, or 0.3% of total loans and $2.7 million of construction and land loans, or 0.2% of total loans. Other loans in the Bank's portfolio principally consisted of home equity lines of credit and consumer loans totaling $34.9 million, or 2.7% of total loans at December 31, 1998.

The following table sets forth the composition of the Bank's loan portfolio, excluding loans held for sale, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                             At December 31,
                                                             ---------------
                              1998              1997              1996              1995              1994
                         ---------------   ---------------   ---------------   ---------------   ---------------
                                 Percent           Percent           Percent           Percent           Percent
                                   of                of                of                of                of
                         Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                         ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family   $888,610  67.85%  $805,690  69.93%  $556,818  65.63%  $325,050  57.03%  $258,698  49.34%
  Multi-family           215,542  16.46    143,559  12.46    105,341  12.42     79,008  13.86     94,259  17.98
  Commercial             163,935  12.52    148,745  12.91    127,956  15.08    111,038  19.48    102,415  19.54
  Cooperative              3,970   0.30     19,596   1.70     19,936   2.35     10,187   1.79     24,369   4.65
  Construction and land    2,731   0.20      2,263   0.20      4,227   0.50      5,737   1.01      3,491   0.67
                       ---------  -----  ---------  -----    -------  -----    -------  -----    -------  -----
Total mortgage loans   1,274,788  97.33  1,119,853  97.20    814,278  95.98    531,020  93.17    483,232  92.17

Other loans:
  Home equity lines of
    credit                15,173   1.16     15,449   1.34     15,677   1.85     16,454   2.89     17,802   3.39
  Property improvement
    loans                  2,634   0.20      4,392   0.38      6,957   0.82     10,248   1.80     11,814   2.26
  Loans on deposit
    accounts                 957   0.07        895   0.08        809   0.10        821   0.14        940   0.18
  Commercial loans           445   0.03        453   0.04        351   0.04        479   0.08        605   0.12
  Guaranteed student loans   774   0.06        882   0.08        985   0.12      1,181   0.21      1,761   0.34
  Unsecured consumer loans 2,029   0.16        450   0.04        809   0.10      1,950   0.34      2,366   0.45
  Other loans             12,914   0.99      9,770   0.84      8,506   0.99      7,834   1.37      5,737   1.09
                       --------- ------  --------- ------    ------- ------    ------- ------    ------- ------
Total other loans         34,926   2.67     32,291   2.80     34,094   4.02     38,967   6.83     41,025   7.83
                       --------- ------  --------- ------    ------- ------    ------- ------    ------- ------
Total loans            1,309,714 100.00% 1,152,144 100.00%   848,372 100.00%   569,987 100.00%   524,257 100.00%
                                 ======            ======            ======            ======            ======
Less:
  Unearned discounts,
   premiums and deferred
   loan fees, net            966            (1,363)             (786)           (1,029)           (1,375)
  Allowance for loan
   losses                (13,978)          (12,528)          (10,704)           (8,573)          (10,847)
                       ---------         ---------           -------           -------           -------
Loans, net            $1,296,702        $1,138,253          $836,882          $560,385          $512,035
                       =========         =========           =======           =======           =======


The following table shows the estimated contractual maturity of the Bank's loan portfolio at December 31, 1998, assuming no prepayments.

                                 At December 31, 1998
                              Mortgage   Other      Total
                               Loans     Loans      Loans
                              --------   -----     -------
                                    (In thousands)
Amounts due:
 Within one year              $ 42,933  $ 4,517   $ 47,450
                               -------   ------    -------
 After one year:
  One to three years            67,251    3,847     71,098
  Three to five years           20,807    3,048     23,855
  Five to ten years            283,909   12,167    296,076
  Ten to twenty years          359,518   11,347    370,865
  Over twenty years            500,370     -       500,370
                             ---------   ------  ---------
    Total due after one year 1,231,855   30,409  1,262,264
                             ---------   ------  ---------
    Total                   $1,274,788  $34,926 $1,309,714
                             =========   ======  =========


The following table sets forth at December 31, 1998, the dollar amount of all loans due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                  Due After December 31, 1999
                                  Fixed    Adjustable    Total
                                  -----    ----------    -----
                                         (In thousands)
Mortgage loans:
  One- to four-family           $474,056   $388,921   $  862,977
  Multi-family                    34,708    167,195      201,903
  Commercial real estate          62,230    101,653      163,883
  Cooperative                        804      2,288        3,092
Other loans                        9,643     20,766       30,409
                                 -------    -------    ---------
  Total                         $581,441   $680,823   $1,262,264
                                 =======    =======    =========



The following table sets forth the Bank's loan originations, loan purchases, sales and principal repayments for the periods indicated:


                                                 Years Ended December 31,
                                     1998       1997      1996      1995      1994
                                    ------     ------    ------    ------    ------
                                                     (In thousands)
Mortgage loans (gross):
At beginning of year             $1,119,853   $814,278  $531,020  $483,232  $648,321
  Mortgage loans originated:
   One- to four-family              177,544    121,498    98,783    64,139    77,499
   Multi-family                      88,504     64,181    46,310    11,726      -
   Commercial real estate            68,319     69,495    35,886    26,047     4,688
   Cooperative (1)                       34       -         -           63       499
   Construction and land loans        2,806      3,773     1,562     4,367     1,000
                                  ---------    -------   -------   -------   -------
     Total mortgage loans
      originated                    337,207    258,947   182,541   106,342    83,686
  Mortgage loans purchased          297,906    200,900   172,300    26,241      -
  Transfer of mortgage loans
    to REO                             (623)    (1,695)   (3,470)   (4,638)  (10,998)
  Transfer of mortgage loans from/
    (to) loans held for sale           -          -       10,594   (12,038)     -
  Principal repayments             (269,164)  (151,215)  (78,209)  (67,274)  (64,686)
  Sales of mortgage loans (2)      (104,700)    (1,362)     (498)     (845) (173,091)
  Transfer of loans to MBSs (3)    (105,691)      -         -         -         -
                                  ---------  ---------   -------   -------   -------
At end of year                   $1,274,788 $1,119,853  $814,278  $531,020  $483,232
                                  =========  =========   =======   =======   =======
Other loans (gross):
At beginning of year               $ 32,291   $ 34,094  $ 38,967  $ 41,025  $ 33,898
  Other loans originated             16,413     11,491     8,735    10,746    21,533
  Principal repayments              (13,778)   (13,294)  (13,608)  (12,804)  (14,406)
                                    -------    -------   -------   -------   -------
At end of year                     $ 34,926   $ 32,291  $ 34,094  $ 38,967  $ 41,025
                                    =======    =======   =======   =======   =======

(1) Cooperative loans originated in the five years ended December 31, 1998 were done solely to facilitate the restructuring and the sale of delinquent cooperative loans and cooperative units held by the Bank as REO.
(2) During 1998, the Bank sold $83.3 million of adjustable-rate mortgage loans in several bulk sales transactions. Also during 1998, the Bank sold $14.0 million of cooperative apartment loans. As part of a major bulk sales program in 1994, the Bank sold $170.5 million of loans.
(3) During 1998, the Bank securitized $105.7 million in loans with Fannie Mae ("FNMA"). The resulting securities were retained and transferred to the Bank's securities available for sale portfolio.

ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Bank offers both fixed-rate and adjustable-rate mortgage ("ARM") loans secured by one- to four-family residences located primarily in Long Island (in the New York counties of Nassau and Suffolk Counties), the New York City boroughs of Queens, Manhattan, Brooklyn and Staten Island, the New York counties of Rockland and Westchester Counties, as well as in Albany and Rochester, New York, New Jersey, Pennsylvania and Connecticut.

Loan originations are generally obtained from existing or past customers, members of the local communities, local real estate brokers and attorney referrals. The substantial majority of the Bank's loans are originated through efforts of Bank-employed sales representatives who solicit loans from the communities served by the Bank by calling on real estate attorneys, brokers and individuals who have expressed an interest in obtaining a mortgage loan. The Bank also originates loans from its customer base in its branch offices. In 1995, the Bank also began purchasing loans on a flow basis from correspondent mortgage bankers in New York, New Jersey and Connecticut to supplement its one- to four-family loan originations.

The Bank generally originates one- to four-family residential mortgage loans in amounts up to 95% of the lower of the appraised value or selling price of the property securing the loan. Properties securing such loans are primarily owner-occupied principal residences. One- to four-family mortgage loans may be originated with loan-to-value ratios of up to 97% of the appraised value of the property under the FNMA Community Home Buyers Program, which targets low to low/moderate income borrowers. Residential condominium loans are originated in amounts up to a maximum of 95% of the appraised value of the condominium unit. Private Mortgage Insurance ("PMI") is required whenever loan-to-value ratios exceed 80% of the price or appraised value of the property securing the loan. Loan amounts generally conform to Freddie Mac ("FHLMC") limits. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of enabling the Bank to redeploy funds at current rates thereby causing the Bank's loan portfolio to be more interest rate sensitive. The Bank has generally exercised its rights under these clauses.

The Bank currently offers fixed-rate loans up to $1,000,000 on one- to four-family residences with terms up to 30 years. During 1996, the Bank introduced 30 year and 15 year fixed-rate bi-weekly loans. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Origination fees on fixed-rate loans typically range from 0% to 3% of the principal amount of the loan. Generally, the Bank's standard underwriting guidelines conform to the FNMA/FHLMC guidelines.

The Bank currently offers ARM loans up to $1,000,000 which adjust either annually, or in 3, 5, 7, 10 or 15 years with maximum loan terms of 30 years. The Bank's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. For one year ARMs, the Bank qualifies borrowers based upon a rate of 2% over the initial rate. The initial discounted rate is determined by the Bank in accordance with market and competitive factors and, as of December 31, 1998, the discount offered by the Bank on the one year ARM loan ranged from 126 basis points (with 0% origination fees) to 176 basis points (with 2% origination fees) below the fully-indexed rate, which was 7.38% as of such date. The discount offered by the Bank on the three year ARM loan ranged from 88 basis points (with 0% origination fees) to 130 basis points (with 2% origination fees) below the fully-indexed rate, which was 7.38% as of December 31, 1998. The discount offered by the Bank on the five year ARM loan ranged from 100 basis points (with 0% origination fees) to 150 basis points (with 2% origination fees) below the fully-indexed rate, which was 7.38% as of December 31, 1998. As of December 31, 1998, the discount offered by the Bank on the seven year ARM loan ranged from 88 basis points (with 0% origination fees) to 138 basis points (with 2% origination fees) below the fully-indexed rate, which was 7.38% as of such date. As of December 31, 1998, the discount offered by the Bank on the ten year ARM loan ranged from 63 basis points (with 0% origination fees) to 113 basis points (with 2% origination fees) below the fully indexed rate, which was 7.38% as of such date. Finally, as of December 31, 1998, the discount offered by the Bank on the fifteen year ARM loan ranged from 13 basis points (with 0% origination fees) to 63 basis points (with 2% origination fees) below the fully-indexed rate which was 7.38%. As of December 31, 1998, the Bank's ARM loans, with the exception of the seven, ten and fifteen year ARM loans, adjust by a maximum of 2.0% each adjustment period, with a life-time cap of 6% over the initial note rate. The maximum periodic rate adjustment on the seven year, ten year and fifteen year ARM loans for the first adjustment period are 5% which defaults to 2% for all adjustment periods thereafter. The Bank currently charges origination fees ranging from 0% to 2.0% for its one- to four-family ARM loans. ARM loans generally pose a risk that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. This potential risk is mitigated by the Bank's policy of originating ARM loans with annual and lifetime interest rate caps that limit the amount that a borrower's monthly payment may increase. During 1998, the Bank originated or purchased $363.3 million of one- to four-family ARM loans for portfolio.

The Bank originates 30 year and 15 year fixed-rate loans for immediate sale, primarily to private investors while generally retaining ARM loans, 10, and 20 year fixed-rate loans, and 15 and 30 year bi-weekly fixed-rate loans for portfolio. The Bank arranges for the sale of such loans at the acceptance of the commitment by the applicant to the investor through "best efforts" commitments. The Bank sells loans on a servicing-released basis. For the year ended December 31, 1998, the Bank originated and purchased approximately $570.0 million of primarily fixed rate, one- to four-family loans for sale in the secondary market, $515.8 million of which were sold in 1998.

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

MULTI-FAMILY LENDING. The Bank originates multi-family loans with contractual terms of up to 15 years where the interest rate generally reprices during the term of the loan and is tied to matching U.S. Treasury Notes plus a margin. These loans are generally secured by apartment and mixed-use (commercial and residential, with the majority of income coming from the residential units) properties, located in the Bank's primary market area and are made in amounts of up to 75% of the appraised value of the property. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources credit history and ownership/ management experience of the principals/guarantors, and the marketability of the property. The Bank generally requires a debt service coverage ratio of at least 1.20x and sometimes requires personal guarantees from borrowers. As of December 31, 1998, $215.5 million, or 16.4% of the Bank's total loan portfolio, consisted of multi-family residential loans.

Multi-family, commercial real estate and construction and land lending are generally believed to involve a higher degree of credit risk than one- to four-family lending because such loans typically involve higher principal amounts and the repayment of such loans generally is dependent on income produced by the property to cover operating expenses and debt service. Economic events that are outside the control of the borrower or lender could adversely impact the value of the security for the loan or the future cash flows from the borrower's property. In recognition of these risks, the Bank applies stringent underwriting criteria for all of its loans. The Bank originates multi-family, commercial real estate and construction and land loans on a conservative basis. See "Commercial Real Estate Lending" and "Construction and Land Lending".

COMMERCIAL REAL ESTATE LENDING. The Bank originates commercial real estate loans that are generally secured by properties used exclusively for business purposes such as retail stores, mixed-use properties (residential and retail or professional office combined where the majority of the income from the property comes from the commercial business), light industrial and small office buildings located in the Bank's primary market area. The Bank's commercial real estate loans are generally made in amounts up to the lesser of 70% of the appraised value of the property or 65% for owner occupied properties. Commercial real estate loans are made on a negotiated basis for terms of up to 15 years where the interest rate generally reprices during the term of the loan and is tied to the prime rate or the U.S. Treasury Note rate matched to the repricing frequency of the loan. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank generally requires that the properties securing commercial real estate loans have debt service coverage ratios of not less than 1.30x and also generally requires personal guarantees from the borrowers or the principals of the borrowing entity. At December 31, 1998, the Bank's commercial real estate loan portfolio totaled $163.9 million, or 12.5% of the Bank's total loan portfolio.

CONSTRUCTION AND LAND LENDING. The Bank's construction loans primarily have been made to finance the construction of one- to four-family residential properties, multi-family residential properties and retail properties. The Bank's policies provide that construction and land development loans may generally be made in amounts up to 70% of the value when completed for commercial properties and 75% for multi-family. The Bank generally requires personal guarantees and evidence that the borrower has invested an amount equal to and not less than 20% of the estimated cost of the land and improvements. Construction loans generally are made on a floating rate basis (subject to daily adjustment) and a maximum term of 18 months, subject to renewal. Construction loans are generally made based on pre-sales or pre-leasing. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of December 31, 1998, the Bank had $2.7 million, or 0.2% of its total loan portfolio invested in construction and land loans.

OTHER LOANS. During 1998, the Bank also offered home equity loans, equity lines of credit, business lines of credit and Government-guaranteed student loans. As of December 31, 1998, other loans totaled $34.9 million, or 2.7% of the Bank's total loan portfolio. Effective January 1, 1999, the Bank indefinitely discontinued offering consumer loan products, including home equity loans and home equity lines of credit due to shrinking volume and spreads coupled with high origination costs.

LOAN APPROVAL PROCEDURES AND AUTHORITY. For one- to four-family real estate loans each loan is reviewed and approved by an underwriter and another departmental officer with credit authority appropriate for the loan amount and type in accordance with the policies approved by the Board of Directors. Multi-family, commercial and construction loans are approved by designated lending officers respective of the amounts within their lending authorities which are approved by the Board of Directors. Commercial loans up to $3,000,000 must be approved by the Officers Loan Committee, whereas, loans between $3,000,000 and $5,000,000 must be approved by the Loan Committee of the Board of Directors. Loans exceeding $5,000,000 must be approved by the Board. Loans not secured by real estate as well as unsecured loans, depending on the amount of the loan and the loan-to-value ratio, where applicable, require the approval of at least one lending officer and/or underwriter designated by the Board.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by the Bank's loan underwriters and, if necessary, additional financial information is required. An appraisal of the real estate intended to secure the proposed loan is performed, as required by OTS regulations and prepared by an independent appraiser designated and approved by the Bank. The Board annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing and flood insurance and PMI where required. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, and in some cases, hazard insurance premiums.

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

At December 31, 1998, the Bank's loans-to-one borrower limit was $22.7 million. None of the Bank's borrowers exceeded this limit in accordance with applicable regulatory requirements.

           DELINQUENCIES AND CLASSIFIED ASSETS

DELINQUENT LOANS. The Bank entered into a sub-servicing agreement with Norwest Mortgage, Inc. ("Norwest"), commencing on November 16, 1998, under which Norwest performs all residential mortgage loan servicing functions on behalf of the Bank for the

Bank's portfolio loans, as well as for loans serviced for third party investors. Norwest's collection procedures for mortgage loans include sending a notice after the loan is 16 days past due. In the event that payment is not received after the late notice, phone calls are made to the borrower by Norwest's collection department. When contact is made with the borrower at any time prior to foreclosure, the collection department attempts to obtain full payment or the loss mitigation department attempts to work out a repayment schedule with the borrower to avoid foreclosure. Generally, foreclosure procedures are initiated when a loan is over 95 days delinquent. Loss mitigation efforts continue throughout the foreclosure process.

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

Non-performing loans (consisting of non-accrual loans and restructured loans) decreased from $28.3 million at December 31, 1994 to $16.9 million at December 31, 1995, $13.9 million at December 31, 1996, $12.5 million at December 31, 1997 and $8.4 million at December 31, 1998. The continued decline in the balance of non-performing loans during the five year period was due to the Bank's ongoing efforts to reduce non-performing assets, as well as to an improved economy. REO decreased each year during the five years ended December 31, 1998 from $7.8 million at December 31, 1994 (net of an allowance for REO of $717,000) to a balance at December 31, 1998 of $200,000 (net of an allowance for REO of $25,000). The Bank intends to continue its efforts to reduce non-performing assets in the normal course of business, but it may continue to seek opportunities to dispose of its non-performing assets through sales to investors or otherwise. The Bank also has restructured loans, which has enabled the Bank to avoid the costs involved with foreclosing on the properties securing such loans while continuing to collect payments on the loans under their modified terms. Troubled debt restructurings ("TDRs") are loans for which certain concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted due to the borrower's financial condition.

At December 31, 1998, the Bank had 13 restructured loans with aggregate principal balances of $1.9 million. Of this amount, 34.7% were residential loans (including cooperative apartment loans) and 65.3% were multi-family loans. Management is able to avoid the costs of foreclosing on loans that it has restructured. However, restructured loans have a higher probability of becoming delinquent than loans that have no previous history of delinquency. To the extent that the Bank is unable to return these loans to performing status, the Bank will have to foreclose on such loans, which will increase the Bank's REO.

The Bank's policy is to recognize income on a cash basis for restructured loans for a period of six months, after which such loans are returned to an accrual basis if they are performing in accordance with their modified terms. At December 31, 1998, the Bank had 11 restructured loans with principal balances of $1.9 million that were on accrual status. For restructured loans that are 90 days or more past due, the loan is returned to non-accrual status and previously accrued but uncollected interest is reversed.

At December 31, 1998, the Bank's classified assets consisted of $6.6 million of loans and REO of which $55,000 was classified as doubtful. The Bank's assets classified as substandard at December 31, 1998 consisted of $5.7 million of loans and $202,000 of gross REO. Classified assets in total declined $4.6 million, or 41.1% since December 31, 1997. At December 31, 1998, the Bank also had $5.6 million of commercial real estate loans that it had designated special mention. The loans were performing in accordance with their terms at December 31, 1998 but were deemed to warrant close monitoring by management due to one or more factors, such as the absence of current financial information relating to the borrower and/or the collateral, financial difficulties of the borrower or inadequate cash flow from the security property.

At December 31, 1998, 1997 and 1996, delinquencies in the Bank's loan portfolio were as follows:

                             At December 31, 1998               At December 31, 1997
                      --------------------------------   ---------------------------------
                         60-89 Days    90 Days or More      60-89 Days    90 Days or More
                      ---------------- ---------------   ---------------- ----------------
                      Number Principal Number Principal  Number Principal Number Principal
                        of    Balance    of    Balance     of    Balance    of    Balance
                      Loans  of Loans  Loans  of Loans   Loans  of Loans  Loans  of Loans
                      ------ --------  ------ ---------  ------ --------  ------ ---------
                                             (Dollars in thousands)
One- to four-family    50    $ 5,201    40      3,843      8    $ 1,339    42    $ 3,534
Multi-family            2        591     -       -         -        -       9      2,362
Commercial              2        306     7      2,175      1         33     9      3,305
Cooperative            -        -       26        303      3        128     8        699
Construction and
 land loans            -        -        -       -         -        -       1        100
Other loans            94      1,177    47        207     26        452    19        396
                       --     ------   ---     ------    ---     ------   ---     ------
   Total loans        148    $ 7,275   120    $ 6,528     38    $ 1,952    88    $10,396
                       ==     ======   ===     ======    ===     ======   ===     ======
   Delinquent loans
    to total loans (1)         0.56%            0.50%             0.17%            0.90%
                               ====             ====              ====             ====

                             At December 31, 1996
                      ---------------------------------
                         60-89 Days    90 Days or More
                      ---------------- ----------------
                      Number Principal Number Principal
                        of    Balance    of    Balance
                      Loans  of Loans  Loans  of Loans
                      ------ --------- ------ ---------
                           (Dollars in thousands)
One- to four-family     9    $   950    47    $ 4,083
Multi-family           -         -       6      1,463
Commercial             -         -      11      4,321
Cooperative             5        281     9        431
Construction and
 land loans            -         -       1         60
Other loans            26        171    21        375
                      ---     ------   ---     ------
   Total loans         40    $ 1,402    95    $10,733
                      ===     ======   ===     ======
   Delinquent loans
    to total loans (1)         0.17%            1.27%
                               ====             ====

(1) Restructured loans that have become seasoned for the required six month period and are currently performing in accordance with their restructured terms are not included in delinquent loans. There was 1 residential restructured loan for $183,000 that was included in loans delinquent 90 days or more at December 31, 1998. At December 31, 1996, there was 1 restructured loan for $77,000 that was included in loans delinquent 90 days or more because it had not yet performed in accordance with its modified terms for the required six-month seasoning period.

NON-PERFORMING ASSETS. The Bank does not accrue interest on loans 90 days past due and restructured loans that have not yet performed in accordance with their modified terms for at least six months. If non-accrual loans had been performing in accordance with their original terms, the Bank would have recorded interest income from such loans of approximately $425,000, $736,000 and $688,000 for the years ended December 31,
1998, 1997 and 1996, respectively, compared to $117,000, $146,000 and $220,000, which was recognized on non-accrual loans for such periods, respectively. If all restructured loans, as of December 31, 1998, 1997 and 1996, had been performing in accordance with their original loan terms (prior to being restructured), the Bank would have recognized interest income from such loans of approximately $396,000, $197,000 and $305,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and REO.

                                                        At December 31,
                                         1998      1997      1996      1995      1994
                                        ------    ------    ------    ------    ------
                                                     (Dollars in thousands)
Non-accrual mortgage loans             $  6,321  $ 10,000  $ 10,358   $ 9,116  $ 18,474
Restructured mortgage loans               1,857     2,136     3,160     7,072     9,550
Non-accrual other loans                     207       396       375       689       275
                                        -------   -------   -------   -------   -------
   Total non-performing loans             8,385    12,532    13,893    16,877    28,299
Real estate owned, net of
  related reserves                          200       455     1,038     2,033     7,844
                                        -------   -------   -------   -------   -------
   Total non-performing assets         $  8,585  $ 12,987  $ 14,931  $ 18,910  $ 36,143
                                        =======   =======   =======   =======   =======
Non-performing loans to total loans        0.64%     1.09%     1.64%     2.97%     5.41%
Non-performing assets to total assets      0.36      0.66      0.94      1.28      2.85
Non-performing loans to total assets       0.35      0.63      0.88      1.15      2.23

             ALLOWANCES FOR LOAN AND REO LOSSES

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Impaired loans and related reserves have been identified and calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", and the amendment thereof, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The total allowance for loan losses has been determined in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies". The Bank's allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loan portfolio. The Bank reviews the adequacy of the allowance for loan losses on a monthly basis taking into account past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current and prospective economic conditions and current regulatory guidance.

During the five years ended December 31, 1998, the allowance for loan losses as a percentage of non-performing loans increased steadily to 166.7% at December 31, 1998. The increase is a direct result of the steady decline in non-performing loans during that five year period. Non-performing loans as a percentage of total loans declined steadily from 5.41% at December 31, 1994 to 0.64% at December 31, 1998. The decline is due to the decrease in non-performing loans, as well as an increase in total loans.

The Bank's provisions for loan losses has remainded relatively stable over the last three years. Specifically, the Bank made provisions for loan losses of $13.4 million, $2.8 million, $3.1 million, $2.8 million and $2.7 million for the five years ended December 31, 1998, respectively.

The Bank will continue to monitor and modify its allowances for loan and REO losses as conditions dictate. Although the Bank maintains its allowances at levels that it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

The following table sets forth the changes in the Bank's allowance for loan losses at the dates indicated.

                                       At or For the Years Ended December 31,
                                    1998      1997      1996      1995      1994
                                   ------    ------    ------    ------    ------
                                              (Dollars in thousands)
Balance at beginning of year      $12,528   $10,704   $ 8,573   $10,847   $21,606
Charge-offs:
  One- to four-family                (435)     (964)     (771)     (472)     (264)
  Cooperative                        (256)     (370)     (524)   (2,142)   (8,747)
  Multi-family                       (708)     -          (30)   (1,299)   (7,932)
  Non-residential and other          (935)     (352)     (560)   (1,541)   (7,798)
                                   ------    ------    ------    ------    ------
    Total charge-offs (1)          (2,334)   (1,686)   (1,885)   (5,454)  (24,741)
Recoveries                          1,119       760       891       405       582
                                   ------    ------    ------    ------    ------
Net charge-offs                    (1,215)     (926)     (994)   (5,049)  (24,159)
Provision for loan losses           2,665     2,750     3,125     2,775    13,400
                                   ------    ------    ------    ------    ------
Balance at end of year            $13,978   $12,528   $10,704   $ 8,573   $10,847
                                   ======    ======    ======    ======    ======
Ratio of net charge-offs during
 the year to average loans out-
 standing during the year           0.09%     0.09%     0.15%     0.93%     3.83%
Ratio of allowance for loan
 losses to total loans at
 the end of year (2)                1.07      1.09      1.26      1.51      2.07
Ratio of allowance for loan
 losses to non-performing loans
 at the end of the year (3)       166.70     99.97     77.05     50.80     38.33

(1) Total charge-offs for the year ended 1994 were attributable to bulk sale transactions.

(2) The steady decline in the ratio of allowance for loan losses to total loans is attributable to a decline in non-performing loans as previously mentioned coupled with growth in the Bank's total loans outstanding.

(3) The ratio of allowance for loan losses to non-performing loans has increased significantly over the last five years as non-performing loans have declined.

The following table sets forth the Bank's allocation of its allowance for loan losses to the total amount of loans in each of the categories listed.

                                                   At December 31,
                        1998            1997            1996            1995            1994
                       ------          ------          ------          ------          ------
                            % of            % of            % of            % of            % of
                          Loans in        Loans in        Loans in        Loans in        Loans in
                          Category        Category        Category        Category        Category
                          to Total        to Total        to Total        to Total        to Total
                   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans
                   ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                  (Dollars in thousands)
Mortgage loans:
  Residential (1)  $10,139  84.62%  $7,039  84.09%  $5,929  80.40%  $3,838  72.67%  $5,685  71.97%
  Commercial         3,579  12.51    5,201  12.91    4,340  15.08    4,175  19.48    4,308  19.53
  Construction        -      0.21      -     0.20      -     0.50       69   1.00      248   0.66
Other loans            260   2.66      288   2.80      435   4.02      491   6.85      606   7.84
                    ------ ------   ------ ------    ----- ------   ------ ------   ------ ------
Total allowance for
  loan losses (2)  $13,978 100.00% $12,528 100.00% $10,704 100.00%  $8,573 100.00% $10,847 100.00%
                    ====== ======   ====== ======    ===== ======   ====== ======   ====== ======

(1) Includes one- to four-family, multi-family and cooperative loans.

(2) In order to comply with certain regulatory reporting requirements, management has prepared the above allocation of the Bank's allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1998. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component changes. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                   INVESTMENT ACTIVITIES

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risks, and to complement the Bank's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision-Federal Savings Institution Regulation-Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level believed to be adequate to meet its normal daily activities. At December 31, 1998, the Bank had money market investments and debt and equity securities available for sale in the aggregate amount of $1.7 million and $109.6 million, respectively, with fair values of $1.7 million and $109.0 million, respectively.

On June 30, 1998, the Company transferred the then remaining $138.2 million of MBSs and $45.4 million of debt securities held to maturity to securities available for sale ("AFS"). The transfer was done to enhance liquidity and take advantage of market opportunities. At December 31, 1998, the securities AFS portfolio totaled $889.3 million of which $266.3 million were adjustable-rate securities and $623.0 million were fixed-rate securities.

The following table sets forth certain information regarding the carrying and market values of the Company's money market investments, debt and equity securities and FHLB-NY stock at the dates indicated:

                                                  At December 31,
                                   1998                  1997                   1996
                                  ------                ------                 ------
                           Carrying    Market    Carrying     Market     Carrying   Market
                            Value      Value       Value      Value        Value    Value
                           --------    ------    --------     ------      -------   ------
                                               (In thousands)
Debt and Equity Securities:
U.S. Government and
  agency obligations      $ 77,705    $ 77,705    $135,672    $135,715    $170,709    $169,849
Corporate debt securities   19,684      19,684      45,390      45,315      45,350      45,227
Preferred stock             11,590      11,590       4,123       4,123      27,329      27,329
                           -------     -------     -------     -------     -------     -------
     Subtotal              108,979     108,979     185,185     185,153     243,388     242,405
                           -------     -------     -------     -------     -------     -------
Federal Funds sold            -           -           -           -          5,000       5,000
FHLB-NY stock               21,990      21,990      12,885      12,885       9,890       9,890
Money market investments     1,720       1,720       4,561       4,561       1,869       1,869
                           -------     -------     -------     -------     -------     -------
     Total                $132,689(1) $132,689(1) $202,631(1) $202,599(1) $260,147(1) $259,164(1)
                           =======     =======     =======     =======     =======     =======

(1) Includes debt and equity securities AFS totaling $109.0 million, $118.8 million and $146.1 million at December 31, 1998, 1997 and 1996, respectively, carried at fair value.

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's money market investments and debt and equity securities at December 31, 1998.


                                                              At December 31, 1998
               ----------------------------------------------------------------------------------------------------------------
                                                                                             Total Money Market Investments
                                     More than       More than Five                          and Debt and Equity Securities
               One Year or Less  One to Five Years    to Ten Years   Due After 10 Years ---------------------------------------
               ----------------- -----------------   --------------- ------------------  Average
                        Weighted          Weighted          Weighted          Weighted  Remaining           Estimated  Weighted
               Carrying Average  Carrying Average  Carrying Average  Carrying Average   Years to  Carrying    Fair     Average
                Value    Yield     Value   Yield    Value    Yield    Value    Yield    Maturity   Value      Value     Yield
               -------- -------- -------- -------- -------- -------- -------- --------  --------- --------   --------  --------
                                                           (Dollars in thousands)
U.S. Government
  securities and
  agency
  obligations    $5,030   6.5%  $  9,944    5.4%  $   -       -  %  $ 62,731    7.0%    17.1     $ 77,705    $ 77,705      6.7%
Corporate debt
  securities     18,670   5.3       -        -        -       -        1,014    8.7      1.9       19,684      19,684      5.5
Money market
  investments     1,720   4.4       -        -        -       -         -        -        -         1,720       1,720      4.4
                -------          -------           -------           -------                      -------     -------
     Total     $ 25,420   5.5%  $  9,944    5.4%  $   -       -  %  $ 63,745    7.0%    13.8     $ 99,109    $ 99,109      6.4%
                =======          =======           =======           =======                      =======     =======
Preferred Stock                                                                                  $ 11,590    $ 11,590      5.0%
FHLB-NY stock                                                                                    $ 21,990    $ 21,990      7.0%
                                                                                                  =======     =======

                  MORTGAGE-BACKED SECURITIES

The Bank also invests in mortgage-backed securities ("MBSs"). At December 31, 1998, total MBSs, net, aggregated $780.3 million, or 32.6% of total assets. At December 31, 1998, 43.3% of the MBS portfolio, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), were insured or guaranteed by either FNMA, FHLMC or the Ginnie Mae ("GNMA"). At December 31, 1998, $242.6 million, or 31.1% of total MBSs were adjustable-rate and $537.7 million, or 68.9% of total MBSs were fixed-rate.

The following table sets forth the carrying amount of the Company's MBS portfolio in dollar amounts and in percentages at the dates indicated.

                                                           At December 31,
                                              1998              1997              1996
                                             ------            ------            ------
                                                 Percent           Percent           Percent
                                        Carrying   of     Carrying   of     Carrying   of
                                         Value    Total    Value    Total    Value    Total
                                        -------- -------  -------- -------  -------- -------
                                                        (Dollars in thousands)
MBSs(1):
  CMOs and REMICS - Agency-backed(2)    $106,552  13.66%  $174,707  32.14%  $117,969  27.96%
  CMOs and REMICS - Non-agency(2)        442,352  56.69    169,480  31.17     94,877  22.48
  FHLMC                                   52,167   6.69     91,110  16.76     97,953  23.21
  FNMA                                   178,767  22.91    107,377  19.75    110,182  26.12
  GNMA                                       434   0.05        982   0.18        983   0.23
                                         ------- ------    ------- ------    ------- ------
Net MBSs                                $780,272 100.00%  $543,656 100.00%  $421,964 100.00%
                                         ======= ======    ======= ======    ======= ======

(1) Includes MBSs AFS of $780.3 million, $380.6 million and $224.0 million at December 31, 1998, 1997 and 1996, respectively.
(2) Included in total MBSs are CMOs and REMICs, which, at December 31, 1998, had a gross carrying value of $548.9 million. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or MBSs is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. The Bank has in recent periods increased its investment in REMICs and CMOs because these securities generally exhibit a more predictable cash flow than mortgage pass-through securities. The Bank's policy is to limit its purchases of REMICs to non high-risk securities as defined by the OTS.

The following tables set forth certain information regarding the carrying and market values and percentage of total carrying values of the Bank's mortgage-backed and related securities portfolio.

                                                         At December 31,
                                     1998                       1997                      1996
                                    ------                     ------                    ------
                          Carrying  % of    Market   Carrying  % of    Market   Carrying  % of    Market
                           Value    Total   Value     Value    Total   Value     Value    Total   Value
                          --------  -----   ------   --------  -----   ------   --------  -----   ------
                                                      (Dollars in thousands)
Held to maturity:
MBSs:
   FHLMC                  $   -       -  % $   -     $ 27,472   5.05% $ 27,769  $ 39,889   9.45% $ 39,594
   FNMA                       -       -        -       61,492  11.31    61,093    71,460  16.94    69,914
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total MBSs                    -       -        -       88,964  16.36    88,862   111,349  26.39   109,508
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Mortgage-related securities:
  CMOs and REMICS-Agency
     backed                   -       -        -       21,217   3.90    21,101    24,449   5.79    24,142
  CMOs and REMICS-
     Non-agency               -       -        -       52,876   9.73    53,363    62,142  14.73    62,032
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-related
  securities                  -       -        -       74,093  13.63    74,464    86,591  20.52    86,174
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed and
  related securities
  held to maturity            -       -        -      163,057  29.99   163,326   197,940  46.91   195,682
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Available for sale:
MBSs:
   GNMA                        434   0.05       434       982   0.18       982       983   0.23       983
   FHLMC                    52,167   6.69    52,167    63,638  11.71    63,638    58,064  13.76    58,064
   FNMA                    178,767  22.91   178,767    45,885   8.44    45,885    38,722   9.18    38,722
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total MBSs                 231,368  29.65   231,368   110,505  20.33   110,505    97,769  23.17    97,769
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Mortgage-related securities:
  CMOs and REMICs-Agency
    backed                 106,552  13.66   106,552   153,490  28.23   153,490    93,520  22.16    93,520
  CMOs and REMICs-
    Non-agency             442,352  56.69   442,352   116,604  21.45   116,604    32,735   7.76    32,735
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-related
  securities               548,904  70.35   548,904   270,094  49.68   270,094   126,255  29.92   126,255
                           ------- ------   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed
  and mortgage-related
  securities available
  for sale                 780,272 100.00   780,272   380,599  70.01   380,599   224,024  53.09   224,024
                           ------- ------   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed and
  related securities      $780,272 100.00% $780,272  $543,656 100.00% $543,925  $421,964 100.00% $419,706
                           ======= ======   =======   ======= ======   =======   ======= ======   =======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed and related securities at December
31, 1998.

                                                     At December 31, 1998
                                     Over One to      Over Five to                                Mortgage-Backed
                One Year or Less     Five Years        Ten Years       Over Ten Years       and Related Securities Totals
                ----------------     -----------      ------------     --------------       -----------------------------
                                                                                        Average
                         Weighted          Weighted          Weighted          Weighted Remaining          Estimated Weighted
                Carrying Average  Carrying Average  Carrying Average  Carrying Average  Years to  Carrying  Market   Average
                 Value    Yield    Value    Yield    Value    Yield    Value    Yield   Maturity   Value    Value     Yield
                -------- -------- -------- -------- -------- -------- -------- -------- --------- -------- --------- --------
                                                           (Dollars in thousands)
Available for sale:
 FNMA           $   797    7.50%  $  -        -  %   $10,417   5.80%  $167,553   6.50%     18.1  $178,767   $178,767  6.46%
 FHLMC              203    6.38     1,170    6.02      6,137   6.44     44,657   6.63      22.0    52,167     52,167  6.60
 GNMA              -        -        -        -         -       -          434   6.33      25.3       434        434  6.33
 CMOs and REMICs   -        -       3,534    5.84       -       -      545,370   6.50      27.1   548,904    548,904  6.50
                 ------    ----    ------    ----     ------   ----    -------   ----      ----   -------    -------  ----
Total mortgage-
  backed and
  related
  securities    $ 1,000    7.27   $ 4,704    5.89%   $16,554   6.03%  $758,014   6.51%     24.7  $780,272  $780,272   6.50%
                 ======    ====    ======    ====     ======   ====    =======   ====      ====   =======   =======   ====

At December 31, 1998, the weighted average contractual maturity of the Bank's mortgage-backed and related securities portfolio was 24.7 years.

The following table shows the carrying value, maturity or period to repricing of the Company's mortgage-backed and related securities portfolio at December 31, 1998.

                                      At December 31, 1998
                                                                 Total
                                                Fixed-         Mortgage-
                                       ARM      Rate             Backed
                        Fixed-Rate    MBSs &    CMOs &  ARM    and Related
                           MBSs       REMICs    REMICs  CMOs   Securities
                        ----------  ----------  ------  ----   -----------
                                        (In thousands)
Amounts due or repricing:
 Within one year         $    990  $ 39,559   $  -    $181,314  $221,863
                          -------   -------    ------  -------   -------
After one year:
 One to three years             6    20,671     3,521     -       24,198
 Three to five years        4,973      -         -        -        4,973
 Five to 10 years          12,563      -         -        -       12,563
 10 to 20 years            99,266      -       14,365     -      113,631
 Over 20 years             50,173      -      350,766     -      400,939
                          -------   -------   -------  -------   -------
Total due or repricing
  after one year          166,981    20,671   368,652     -      556,304
                          -------   -------   -------  -------   -------
Total                     167,971    60,230   368,652  181,314   778,167
Adjusted for:
  Unamortized yield
    adjustment                753       561    (1,752)     430        (8)
  Unrealized gain(loss)     1,492       361       566     (306)    2,113
                          -------   -------   -------  -------   -------
Total mortgage-backed and
  related securities     $170,216  $ 61,152  $367,466 $181,438  $780,272
                          =======   =======   =======  =======   =======

The following table sets forth the carrying value and the activity in the Company's mortgage-backed and related securities portfolio during the periods indicated.

                                For the Years Ended December 31,
                                   1998       1997       1996
                                  ------     ------     ------
                                            (In thousands)
Mortgage-backed and related
   securities:
At beginning of period            $543,656   $421,964   $629,889
 Loans securitized                 105,691       -          -
 MBSs purchased                       -        56,941     41,647
 MBSs sold                          (6,618)   (18,932)  (101,604)
 CMOs and REMICs purchased         687,923    365,002    158,654
 CMOs and REMICs sold             (349,464)  (206,901)  (205,760)
 Amortization and repayments      (199,636)   (76,771)   (97,969)
Change in unrealized gain (loss)    (1,280)     2,353     (2,893)
                                  --------    -------    -------
 Balance of mortgage-backed and
   related securities at end
   of period (1)                  $780,272   $543,656   $421,964
                                   =======    =======    =======

(1) Includes $780.3 million, $380.6 million and $224.0 million of mortgage-backed and related securities AFS at December 31, 1998, 1997 and 1996, respectively, carried at fair value.

The Asset/Liability Committee determines when to make substantial changes in the MBS portfolio. In 1998, the Company purchased $687.9 million of CMOs and REMICs, of which $106.3 million were adjustable-rate and $581.6 million were fixed-rate securities. During 1998, the Bank continued to emphasize MBSs reflecting management's strategy to improve duration and yield of the AFS portfolio. Adjustable-rate securities as a percentage of total MBSs was 31%, 48% and 42% at December 31, 1998, 1997 and 1996,
respectively. At December 31, 1998, $337.9 million, or 43.3% of the Bank's MBS portfolio, was directly insured or guaranteed by the FNMA, FHLMC or GNMA. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. The GNMA MBSs provide a guarantee to the holder of timely payments of principal and interest and is backed by the full faith and credit of the U.S. Government. The privately-issued CMOs and REMICs contained in the Bank's AFS portfolio at December 31, 1998 totaling $442.4 million, or 56.7% of MBSs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are rated AAA by one or more of the nationally recognized securities rating agencies.

MBSs generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. The MBS portfolio had a weighted average yield of 6.50% for the year ended December 31, 1998. In addition, MBSs are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, MBSs issued or guaranteed by FNMA and FHLMC and certain AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and MBSs issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

                    SOURCES OF FUNDS

GENERAL. Deposits, loan, mortgage-backed and debt securities repayments, retained earnings and, to a lesser extent, FHLB advances are the primary source of the Company's and the Bank's funds for use in lending, investing and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of savings, NOW, checking, money market and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.

During 1996, the Bank implemented its supermarket banking program. During September of 1996, the Bank and Pathmark Stores, Inc. entered into an agreement to open approximately 44 full-service bank branches in Pathmark supermarkets throughout New York City, Long Island, Westchester and Rockland counties by early 1999. By the end of 1996, the Bank had opened four supermarket branches with deposits totaling $12.1 million.
During 1997, the Bank opened twenty-eight supermarket branches resulting in a total of thirty-two locations at December 31, 1997 with deposits totaling $157.2 million. During 1998, the Bank opened an additional twenty-five supermarket branches resulting in a total of fifty-seven locations at December 31, 1998 with deposits totaling $504.0 million. The supermarket branches are located in the New York City boroughs of Queens, Brooklyn, Manhattan and Staten Island, the New York counties of Nassau, Suffolk, Rockland and Westchester and in New Jersey and Connecticut. At December 31, 1998, the Bank had 35 branches in Pathmark Stores, Inc., 14 in ShopRite Supermarket, Inc., 4 in Edward Super Food Stores, 2 in Big Y Food Stores, 1 in Shaws and 1 mini-branch in The Grand Union Co. Core deposits equaled 54.0% of total in-store branch deposits, compared to 45.5% in traditional branches. Overall core deposits represented 47.7% of total deposits at December 31, 1998 compared to 42.7% at December 31, 1997. The Bank believes that supermarket branching is a cost-effective way to extend its franchise and put its sales force in touch with a significant number of prospective customers. The branches are open seven days a week and provide a broad range of traditional banking services, as well as the full package of financial services offered by CFS Investments, Inc. ("CFSI"). In 1999, the Bank has opened two additional supermarket branches and is scheduled to open one more. The Bank has established a relationship with ShopRite Stores under which the Bank has the right to open in-store branches in all new or renovated ShopRite Stores in New Jersey and Connecticut.

The Bank's deposits are obtained primarily from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. During 1998, the Bank continued to offer competitive rates without jeopardizing the value of existing core deposits. During 1997, the Bank experienced a shift in deposits from certificate of deposit accounts into savings and checking accounts which continued in 1998. Certificates of deposit decreased from 57.3% of deposits at December 31, 1997 to 52.3% of deposits at December 31, 1998. During 1998, the Bank introduced a "Liquid Asset" savings account in all supermarket branches which pays the account holder a fixed-rate of interest in the first year on account balances of $2,500 or more. The Liquid Asset account currently pays 4.25% for the first year. The Company has been able to maintain a substantial level of core deposits which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost long-term funding base. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as these locations continue to grow and mature.

The following table presents the deposit activity of the Bank for the periods indicated.

                                 Years Ended December 31,
                                1998       1997       1996
                               ------     ------     ------
                                      (In thousands)
Deposits                     $5,753,644 $3,208,355 $2,441,295
Withdrawals                   5,458,274  3,031,457  2,428,315
                              ---------  ---------  ---------
Net deposits                    295,370    176,898     12,980
Interest credited on deposits    62,328     50,326     41,362
                              ---------  ---------  ---------
Total increase in deposits   $  357,698 $  227,224 $   54,342
                              =========  =========  =========

Time deposits by maturity at December 31, 1998 over $100,000 are as follows:

           Maturity Period                        Amount
           ---------------                        ------
                                              (In thousands)
           Three months or less                  $24,244
           Over three through six months          27,618
           Over six through 12 months             18,605
           Over 12 months                         14,042
                                                  ------
                Total                            $84,509
                                                  ======

The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average nominal interest rates for each category of deposits presented.

                                                          Years Ended December 31,
                                           1998                     1997                     1996
                                          ------                   ------                   ------
                                         Percent Weighted         Percent Weighted         Percent Weighted
                                            of   Average             of   Average            of    Average
                                 Average  Total  Nominal  Average  Total  Nominal  Average  Total  Nominal
                                 Balance Deposits Rate    Balance Deposits Rate    Balance Deposits Rate
                                 ------- -------- ------  ------- -------- ------  ------- -------- ------
                                                          (Dollars in thousands)
Savings accounts                $441,759  28.22%  2.81%   $371,872  30.01%  2.51%   $373,337  33.46%  2.49%
Checking accounts                187,297  11.96   0.73     134,546  10.86   1.31     111,425   9.99   1.01
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Total savings and checking
   accounts                      629,056  40.18   2.19     506,418  40.87   2.07     484,762  43.45   2.13
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Money market accounts             57,597   3.68   3.54      54,107   4.37   3.37      58,108   5.21   3.32
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Certificate accounts:
  91 days                          5,620   0.36   3.87       5,799   0.47   3.83       7,783   0.70   3.92
  6 months                       164,647  10.52   5.33      85,558   6.90   5.37      85,768   7.69   5.12
  7 months                         4,519   0.29   3.93      13,116   1.06   5.26       2,228   0.20   2.99
  One year                       382,497  24.43   5.62     265,891  21.45   5.69     203,259  18.22   5.51
  13 months                       27,514   1.76   5.53      21,314   1.72   5.79      11,036   0.99   5.12
  18 months                       33,985   2.17   5.77      34,321   2.77   5.79      23,407   2.10   5.98
  2 to 4 years                   160,667  10.26   5.99     145,081  11.71   6.04     131,931  11.82   5.87
  Five years                      93,898   5.99   6.23     101,972   8.23   6.23     101,690   9.11   6.30
  7 to 10 years                    5,644   0.36   6.31       5,547   0.45   6.31       5,666   0.51   6.28
                               --------- ------   ----    -------- ------   ----    ------- ------   ----
Total certificate accounts       878,991  56.14   5.68     678,599  54.76   5.79     572,768  51.34   5.66
                               --------- ------   ----   --------- ------   ----   --------- ------   ----
Total deposits                $1,565,644 100.00%  4.20% $1,239,124 100.00%  4.16% $1,115,638 100.00%  4.00%
                               ========= ======   ====   ========= ======   ====   ========= ======   ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1998, 1997 and 1996 and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                                Period of Maturity from December 31, 1998
                                                -----------------------------------------
                                                Within   One to  Two to  Over
                            At December 31,       One      Two    Three   Three
                        1998     1997     1996    Year    Years   Years   Years    Total
                       ------   ------   ------  ------   ------  ------  -----   -------
                                                      (In thousands)
Certificate accounts:
  3.99% or less      $ 31,712 $  6,682 $ 10,396 $ 26,493 $ 3,592  $   77 $ 1,550 $ 31,712
  4.00% to 4.99%      131,330    6,942   18,545  121,015   7,774   1,467   1,074  131,330
  5.00% to 5.99%      610,219  548,849  456,789  557,808  27,230   9,528  15,658  610,219
  6.00% to 6.99%      123,436  211,302  104,732   62,068  19,600      41  41,727  123,436
  7.00% to 7.99%        5,052    7,808   10,637      492   4,560    -       -       5,052
                      -------  -------  -------  ------- -------  ------  ------  -------
     Total           $901,749 $781,583 $601,099 $767,876 $62,756 $11,108 $60,009 $901,749
                      =======  =======  =======  ======= =======  ======  ======  =======

                        BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank has from time to time utilized borrowings as an alternative or less costly source of funds. The Bank's primary source of borrowing is advances from the FHLB-NY. These advances are collateralized by the capital stock of the FHLB-NY held by the Bank and certain of the Bank's MBSs. See "Regulation and Supervision-Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 1998, the Bank had $325.2 million of advances outstanding from the FHLB-NY.

In addition, the Bank may, from time to time, enter into sales of securities under agreements, generally for up to 30 days, to repurchase ("reverse repurchase agreements") with nationally recognized investment banking firms. Reverse repurchase agreements are accounted for as borrowings by the Bank and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs of the Bank. At December 31, 1998, the Bank had $88.7 million of reverse repurchase agreements outstanding.

On February 12, 1997, Haven Capital Trust I, a trust formed under the laws of the State of Delaware, issued $25 million of 10.46% capital securities. The Company is the owner of all the beneficial interests represented by common securities of the Trust. The Trust used the proceeds from the sale of the capital securities to purchase the Company's 10.46% junior subordinated deferrable interest debentures due 2027. See Note 11 of Notes to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Stockholders on page 37 which is incorporated herein by reference.

The Bank has an ESOP loan from an unrelated third party lender with an outstanding balance of $1.5 million and an interest rate of 7.06% at December 31, 1998. See Note 14 of Notes to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Stockholders on page 42 which is incorporated herein by reference. The loan, as amended on December 29, 1995, is payable in thirty-two equal quarterly installments beginning December 1995 through September 2003. The loan bears interest at a floating rate based on the federal funds rate plus 250 basis points.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                At or For the Years Ended December 31,
                                         1998      1997      1996
                                        ------    ------    ------
                                          (Dollars in thousands)
FHLB-NY Advances:
  Average balance outstanding          $301,557  $191,550  $152,005
  Maximum amount outstanding at any
    month-end during the period         431,000   247,000   195,000
  Balance outstanding at end of period  325,200   247,000   178,450
  Weighted average interest rate
    during the period                     5.19%     5.69%     5.54%
  Weighted average interest rate
    at end of period                      5.13%     5.86%     4.72%
Securities Sold under Agreements to
  Repurchase:
  Average balance outstanding          $142,348  $172,310  $128,677
  Maximum amount outstanding at any
    month-end during the period         191,291   229,280   142,906
  Balance outstanding at end of period   88,690   193,028   142,906
  Weighted average interest rate
    during the period                     5.71%     5.68%     5.65%
  Weighted average interest rate
    at end of period                      5.50%     5.94%     5.09%
Other Borrowings (1):
  Average balance outstanding          $ 26,626  $ 25,231  $  7,667
  Maximum amount outstanding at any
    month-end during the period          26,766    30,120    10,725
  Balance outstanding at end of period   26,456    26,766     5,077
  Weighted average interest rate
    during the period                    10.32%     8.15%     6.38%
  Weighted average interest rate
    at end of period                     10.20%    10.29%     9.63%
Total Borrowings:
  Average balance outstanding          $470,531  $389,091  $285,951
  Maximum amount outstanding at any
    month-end during the period         649,057   466,794   348,631
  Balance outstanding at end of period  440,346   466,794   326,433
  Weighted average interest rate
    during the period                     5.95%     5.86%     5.84%
  Weighted average interest rate
    at end of period                      5.51%     6.15%     5.11%

(1)  Includes the CMO, ESOP loan and Holding Company Obligated
Mandatorily Redeemable Capital Securities.

                 SUBSIDIARY ACTIVITIES
COLUMBIA RESOURCES CORP ("Columbia Resources"). Columbia Resources is a wholly owned subsidiary of the Bank and was formed in 1984 for the sole purpose of acting as a conduit for a partnership to acquire and develop a parcel of property in New York City. Columbia Resources acquired the property, but never developed it. The property was later sold. During 1996, two REO commercial properties totaling $524,000 were transferred from the Bank to Columbia Resources to limit exposure to the Bank from unknown creditors. By December 31, 1996 the properties were written down to a combined value of $440,000. The properties were subsequently sold during 1997.

CFS INVESTMENTS, INC. ("CFSI"). CFSI is a wholly owned subsidiary of the Bank organized in 1989 that is engaged in the sale of tax deferred annuities, securities brokerage activities and insurance. CFSI participates with FISERV Investor Services, Inc., which is registered as a broker-dealer with the SEC, NASD, and state securities regulatory authorities. All employees of CFSI engaged in securities brokerage activities are dual employees of FISERV. Products offered through FISERV include debt and equity securities, mutual funds, unit investment trusts and variable annuities. Fixed annuities, life and health insurance, and long term nursing care products are offered through CFSI; a licensed general agent with the New York State Department of Insurance.

HAVEN CAPITAL TRUST I. On February 12, 1997, Haven Capital Trust I, a statutory business trust formed under the laws of the State of Delaware issued $25 million of 10.46% capital securities. See
Note 11 of Notes to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Stockholders on page 37 which is incorporated herein by reference.

COLUMBIA PREFERRED CAPITAL CORPORATION ("CPCC"). On June 9, 1997, the Bank established a real estate investment trust ("REIT") subsidiary, CPCC. At December 31, 1998, the REIT held $334.0 million of the Bank's residential loan portfolio. The establishment of the REIT enables the Bank to achieve certain business goals including providing the Bank with a contingency funding mechanism without disrupting its investment policies and enhancing the Bank's ability to track and manage the mortgage portfolio transferred to CPCC since the transferred portion of its mortgage loan portfolio is segregated into a separate legal entity.

CFS TRAVEL SERVICES, INC. The Company, through its wholly owned subsidiary, CFS Travel Services, Inc. ("CFS Travel"), established February 28, 1998 offered customers and their families and friends, organized, escorted day long excursions and overnight trips. This subsidiary was subsequently dissolved on March 31, 1999.

CFS INSURANCE AGENCY, INC. On November 2, 1998, the Company completed the purchase of 100% of the oustanding common stock of CIA. CIA, headquartered in Centereach, New York, provides automobile, homeowners and casualty insurance to individuals and various lines of commercial insurance to businesses. CIA operates as a wholly-owned subsidiary of the Company.

                        PERSONNEL

As of December 31, 1998, the Bank had 941 full-time employees and 65 part-time employees. Even though the employees are not represented by a collective bargaining unit, the Bank considers its relationship with its employees to be good.

                REGULATION AND SUPERVISION

GENERAL

The Bank is subject to regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. Periodic examinations by the OTS and the FDIC monitor the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

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

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's unimpaired capital and surplus was $151.1 million and its limit on loans to one borrower was $22.7 million. At December 31, 1998, the Bank's largest aggregate amount of loans to one borrower had an aggregate balance of $13.0 million.

QTL Test. The HOLA requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1998, the Bank maintained 72.06% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in each of the prior 12 months. Therefore, the Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. The regulations being replaced, which were effective throughout 1998, established three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeded all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would have required prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Under the amendments adopted by the OTS, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS.

If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application.

Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet the liquidity requirements. The Bank's average liquidity ratio for December 31, 1998 was 4.24% which exceeded the then applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the years ended December 31, 1998 and 1997, totaled $322,000 and $285,000, respectively. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The new regulations will base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3,4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100 million, the new regulations provide that the portion of the assessment based on assets size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended regulations will not be material.

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

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a core capital ratio requirement of 3.0% of core capital to such adjusted total assets, which ratio requirement will, effective April 1, 1999, be 3% only for those savings institutions who been assigned a composite rating of 1 under the Uniform Financial Institutions Rating System, and will be 4% for all other savings institutions, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (also called "Tier 1" capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a core capital ratio of less than 4% (3% for institutions receiving the highest rating under the Uniform Financial Institutions Rating System, will be deemed to be "undercapitalized" and may be subject to certain restrictions). See "- Prompt Corrective Regulatory Action."

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

The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital on individual institutions. If the Bank had been subject to an interest rate risk capital component as of December 31, 1998, there would have been no material effect on the Bank's risk-weighted capital.

At December 31, 1998, the Bank met each of its capital requirements, in each case on a fully phased-in basis. A chart which sets forth the Bank's compliance with its capital requirements appears in Note 17 to Notes to Consolidated
Financial Statements in the Registrant's 1998 Annual Report to
Stockholders on page 46, and is incorporated herein by reference.

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

The Funds Act also amended the FDI Act to expand the assessment base for the payments on the Financing Corporation ("FICO") obligations. Beginning January 1, 1997, the assessment base included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or any earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO obligations for the quarterly semi-annual period beginning on January 1, 1998 was 0.0156% for BIF-assessable deposits and 0.0628% for SAIF-assessable deposits.
For the quarterly period beginning on July 1, 1998, the rates of assessment for the FICO obligations are 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits. Accordingly, as a result of the Funds Act, the Bank has seen a decrease in the deposit assessments paid to the FDIC.

              FEDERAL HOME LOAN BANK SYSTEM
The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1998 of $22.0 million. FHLB advances must be secured by specified types of collateral, and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1998, 1997 and 1996, dividends from the FHLB to the Bank amounted to $1.2 million, $710,000 and $571,000, respectively. If dividends were reduced or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

                   FEDERAL RESERVE SYSTEM
The Federal Reserve Board regulations require depository institutions, including savings institutions, to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The current Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1,395,000 plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

                  LEGISLATIVE DEVELOPMENTS

Congress continues to work toward passage of legislation to modernize the financial services industries. Proposed legislation being considered by committees of the House of Representatives and of the Senate would permit affiliations between banking, insurance and securities companies and, thereby, expand significantly the financial services that could be offered by bank holding companies. Such expanded financial activities would be permissible for financial holding companies that controlled subsidiary depository institutions that qualified as well capitalized and well managed and that had satisfactory CRA ratings. The proposed legislation would grandfather unitary savings and loan holding companies in activities currently permitted such holding companies. The outcome of such proposed legislation is uncertain. Therefore, the Company is unable to determine the extent to which such legislation, if enacted, would affect the Company's business.

                  FEDERAL SECURITIES LAWS
The Company's Common Stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration, under the Securities Act of 1933, as amended (the "Securities Act") of shares of the Common Stock issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Shares acquired through the Company's option plans have been registered under the Securities Act and, therefore, are not subject to resale restrictions. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                    THE YEAR 2000 PROBLEM
The information related to the Year 2000 problem is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Computer Issues for the Year 2000" in the Registrant's 1998 Annual Report to Stockholders on page 21.

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

Under the Small Business Job Protection Act of 1996 ("1996 Act"), signed into law in August 1996, the special rules for bad debt reserves of thrift institutions no longer apply and, therefore, the Bank cannot make additions to the tax bad debt reserves but is permitted to deduct bad debts as they occur. Additionally, under the 1996 Act, the Bank is required to recapture (that is, include in taxable income) the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 ("base year"). The Bank's federal tax bad debt reserves at December 31, 1995 exceeded its base year reserves by $2.7 million which will be recaptured into taxable income ratably over a six year period. This recapture was suspended for 1996 and 1997, whereas, one-sixth of the excess reserves was recaptured into taxable income for 1998. The base year reserves will be subject to recapture, and the Bank could be required to recognize a tax liability, if (i) the Bank fails to qualify as a "bank" for Federal income tax purposes; (ii) certain distributions are made with respect to the stock of the Bank (see "Distributions"); (iii) the Bank uses the bad debt reserves for any purpose other than to absorb bad debt losses; or (iv) there is a change in Federal tax law. Management is not aware of the occurrence of any such event.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

STATE AND LOCAL TAXATION
New York State and New York City Taxation. The Bank and the Company are subject to New York State and City franchise taxes on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means Federal taxable income with adjustments. The Company's annual tax liability for each year is the greatest of a tax on allocated entire net income; allocated alternative entire net income; allocated assets to New York State and/or New York City; or a minimum tax. Operating losses cannot be carried back or carried forward for New York State or New York City tax purposes. The Bank is also subject to the 17% Metropolitan Commuter District Surcharge on its New York State tax after the deduction of credits. The Company is also subject to taxes in New Jersey and Connecticut due to the establishment of in-store branches.

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

ITEM 2.  PROPERTIES

The Bank conducts its business through eight full-service banking and fifty-nine supermarket banking facilities (two of which were opened during the first quarter of 1999) located in the New York City boroughs of Queens, Brooklyn, Manhattan and Staten Island, the New York counties of Nassau, Suffolk, Rockland and Westchester and in New Jersey and Connecticut. The Bank provides residential mortgage banking services through its CFS Intercounty Mortgage division operating from six loan origination offices in New York, New Jersey and Pennsylvania. The Company provides casualty insurance through its subsidiary, CIA from three offices located in Long Island, New York. In December 1997, the Company purchased an office building and land in Westbury, New York for its new administrative headquarters. The purchase was consummated under the terms of a lease agreement and Payment-in-lieu-of-Tax ("PILOT") agreement with the Town of Hempstead Industrial Development Agency ("IDA"). The Company completed improvements to the building and began using the building as its corporate headquarters in July 1998. The cost of the land and building, including improvements was $12.8 million. The total net book value of the Company's and the Bank's premises and equipment was $39.2 million at December 31, 1998, which included fifty-seven supermarket branches. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                  Net Book Value
                                                                                  of Property or
                                                                                     Leasehold
                                                            Date                   Improvements
                                                Leased or Leased or Date of Lease at December 31,
     Location                                     Owned   Acquired  Expiration(1)       1998
     --------                                   --------- --------- ------------- ---------------
                                                                                (in thousands)
Main Office Complex(2):
  93-22/93-30 & 94-09/94-13 Jamaica Avenue         Owned     1957         -          $2,208
  & 87-14/86-35 94th St. Woodhaven, NY 11421
Traditional Branches:
  80-35 Jamaica Avenue, Woodhaven, NY 11421        Owned     1979         -             251
  82-10 153rd Avenue, Howard Beach, NY 11414       Owned     1971         -             561
  98-16 101st Avenue, Ozone Park, NY 11416         Owned     1976         -             451
  244-19 Braddock Avenue, Bellerose, NY 11426(3)   Leased    1973        2003           117
  106-17 Continental Ave, Forest Hills, NY 11375   Leased    1959        1999            13
  343 Merrick Road, Amityville, NY 11701           Leased    1977        2001           416
  104-08 Rockaway Beach Blvd., Rockaway
    Beach, NY 11693                                Leased    1996        1999            34
Supermarket Branches:
  700-60 Patchogue Rd., Medford, NY 11763          Leased    1996        2001           173
  1121 Jerusalem Avenue, Uniondale, NY 11553       Leased    1996        2001           192
  533 Montauk Highway, Bayshore, NY 11708          Leased    1996        2001           223
  625 Atlantic Avenue, Brooklyn, NY 11217          Leased    1996        2001           198
  575 Montauk Highway, W. Babylon, NY 11704        Leased    1997        2002           203
  2335 New Hyde Park Rd, New Hyde Park, NY 11040   Leased    1997        2002           223
  1251 Deer Park Ave., N. Babylon, NY 11703        Leased    1997        2002           212
  101 Wicks Road, Brentwood, New York 11717        Leased    1997        2002           222
  3635 Hempstead Turnpike, Levittown, NY 11756     Leased    1997        2002           228
  6070 Jericho Turnpike, Commack, NY 11726         Leased    1997        2002           226
  2150 Middle Country Rd., Centereach, NY 11720    Leased    1997        2002           227
  1897 Front Street, East Meadow, NY 11554         Leased    1997        2002           235
  8101 Jericho Turnpike, Woodbury, NY 11796        Leased    1997        2002           227
  92-10 Atlantic Avenue, Ozone Park, NY 11416      Leased    1997        2002           230
  395 Route 112, Patchogue, NY 11772               Leased    1997        2002           219
  1764 Grand Avenue, Baldwin, NY 11510             Leased    1997        2002           226
  5145 Nesconset Hwy., Port Jefferson, NY 11776    Leased    1997        2002           248
  31-06 Farrington Street, Whitestone, NY 11357    Leased    1997        2002           226
  5801 Sunrise Highway, Sayville, NY 11741         Leased    1997        2002           220
  531 Montauk Highway, W. Babylon, NY 11776        Leased    1997        2002           229
  155 Islip Avenue, Islip, NY 11751                Leased    1997        2002           232
  800 Montauk Highway, Shirley, NY 11967           Leased    1997        2002           237
  253-01 Rockaway Turnpike, Woodmere, NY 11422     Leased    1997        2002           227
  227 Cherry Street, New York, NY 10002            Leased    1997        2002           227
  45 Route 59 Monsey, NY 10952                     Leased    1997        2002           233
  195 Rockland Center, Rte. 59, Nanuet, NY 10954   Leased    1997        2002           244
  1905 Sunrise Highway, Bayshore, NY 11708         Leased    1997        2002           243
  941 Carmens Road, Massapequa, NY 11758           Leased    1997        2002            84
  500 South River Street, Hackensack, NJ 07470     Leased    1997        2002           180
  1 Pathmark Plaza, Mount Vernon, NY               Leased    1997        2002           268
  2875 Richmond Avenue, Staten Island, NY 10306    Leased    1997        2002           257
  111-10 Flatlands Avenue, Brooklyn, NY 11230      Leased    1997        2002           236
  1245 61st Street, Boro Park, NY 11219            Leased    1998        2003           257
  2650 Sunrise Highway, East Islip, NY 11730       Leased    1998        2003           172
  492 E. Atlantic Avenue, E. Rockaway, NY 11554    Leased    1998        2003           245
  1-37 12th Street, Brooklyn, NY 11205             Leased    1998        2003           243
  130 Wheatley Plaza, Greenvale, NY 11548          Leased    1998        2003           258
  335 Nesconset Highway, Hauppauge, NY 11788       Leased    1998        2003           162
  360 No. Broadway, Jericho, NY 11753              Leased    1998        2003           244
  42-02 Northern Blvd., L.I.C., NY 11100           Leased    1998        2003           237
  2540 Central Park Ave, No. Yonkers, NY 10710     Leased    1998        2003           222
  130 Midland Avenue, Portchester, NY 10573        Leased    1998        2003           285
  1351 Forest Avenue, Staten Island, NY 10302      Leased    1998        2003           247
  2424 Hylan Blvd., Staten Island, NY 10306        Leased    1998        2003            24
  1757 Central Park Ave, Yonkers, NY 10710         Leased    1998        2003           293

  Route 28 and Union Ave, Bound Brook, NJ 08805    Leased    1998        2003           201
  Rte 70 & Chambers Bridge Rd, Bricktown, NJ 08723 Leased    1998        2003           213
  367 Highway 22 West, Hillside, NJ 07205          Leased    1998        2003           327
  201 Roosevelt Place, Palisades Park, NJ 07650    Leased    1998        2003           211
  625 Hamburg Turnpike, Wayne, NJ 07470            Leased    1998        2003           189
  145 Highway 36 West, Long Branch, NJ 07764       Leased    1998        2003           202
  23 Marshall Hill Road, West Milford, NJ 07480    Leased    1998        2003           210
  404 Main Street, Ansonia, CT 06401               Leased    1998        2003           173
  500 Sylvan Avenue, Bridgeport, CT 06610          Leased    1998        2003           238
  533 South Broad Street, Meridan, CT 06450        Leased    1998        2003           254
  157 Cherry Street, Milford, CT 06460             Leased    1998        2003           177
  6 Queen Street, Newtown, CT 06460                Leased    1998        2003           201
  650 Wolcott Street, Waterbury, CT 06705          Leased    1998        2003           260
  131 Campbell Avenue, West Haven, CT 06516        Leased    1998        2003           176
Corporate Headquarters:
  615 Merrick Avenue, Westbury, NY                 Owned     1997          -         11,419

(1) Rent expense for the year ended December 31, 1998 was $1.7 million.
(2) On March 25, 1999, the Bank sold the properties, consisting of land, buildings and building improvements located at 93-22 and 93-30 Jamaica Avenue, Woodhaven, New York. As of December 31, 1998, the Bank entered into a contract of sale for its properties located at 94-09 and 94-13 Jamaica Avenue and 87-14 and 86-35 94th Street, Woodhaven, New York. These properties are expected to be sold in the second quarter of 1999.
(3) Includes land that is adjacent to the branch office that was acquired by the Bank in 1973.

ITEM 3.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At December 31, 1998 and currently, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12,900,000 in actual damages and an additional $12,900,000 in unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication of this action has been recognized in the accompanying consolidated financial statements.

The Company is involved in various legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock
Information" in the Registrant's 1998 Annual Report to
Stockholders on page 53, and is incorporated herein by reference.

Information relating to the payment of dividends by the Registrant appears in Note 17 to Notes to Consolidated Financial
Statements in the Registrant's Annual Report on page 45 and is incorporated herein by reference.

The Company initiated a quarterly cash dividend of $0.05 per share in the third quarter of 1995 paid on October 20, 1995. The following schedule summarizes the cash dividends paid for 1996, 1997 and 1998:

  Dividend Payment      Dividend Paid
        Date            Per Share (1)        Record Date
  ----------------      -------------        -----------
  January 19, 1996          .05              January 2, 1996
  April 29, 1996            .05              April 8, 1996
  July 12, 1996             .075             June 27, 1996
  October 28, 1996          .075             October 7, 1996
  January 17, 1997          .075             December 30, 1996
  April 24, 1997            .075             April 4, 1997
  July 18, 1997             .075             June 30, 1997
  October 17, 1997          .075             September 29, 1997
  January 1998              .075             December 1998
  April 1998                .075             March 1998
  July 1998                 .075             June 1998
  October 1998              .075             September 1998

(1) As adjusted to reflect the 2-for-1 stock split effective
November 1997 ("stock split").

The following schedule summarizes the dividend payout ratio
(dividends declared per share divided by net income per share)

                Dividends        Net income
  Year        Paid per share     per share       Payout ratio
 ------       --------------     ----------      ------------
  1996            $0.25            $1.13             .221%
  1997             0.30             1.32             .227
  1998             0.30             0.95             .316

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears in the Registrant's 1998
Annual Report to Stockholders on pages 6 and 7 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1998 Annual Report to
Stockholders on pages 8 through 22 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Interest Rate Sensitivity Analysis" in the Registrant's 1998 Annual Report to Stockholders on pages 9 through 11 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Haven Bancorp, Inc. and its subsidiaries, and the notes related thereto together with the report thereon by KPMG LLP appears in the Registrant's 1998 Annual Report to Stockholders on pages 23 through 51 and are incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 21, 1999, on pages 5 through 8.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy
Statement for the Annual Meeting of Stockholders to be held on

April 21, 1999, on pages 9 through 22 (excluding the Report of the Compensation Committee on pages 12 through 14 and the Stock
Performance Graph on page 15).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held on April 21, 1999, on pages 3 through 4 and pages 6 through 8.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 21, 1999, on pages 22 and 23.

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as a part of this report:
(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.
                                                            Pages
     Consolidated Statements of Financial Condition
     as of December 31, 1998 and 1997 ...................    23
     Consolidated Statements of Income for the Years
     Ended December 31, 1998, 1997 and 1996 .............    24
     Consolidated Statements of Changes In Stockholders'
     Equity for the Three Years Ended December 31, 1998 .    25
     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1998, 1997 and 1996 .............    26
     Notes to Consolidated Financial Statements ......... 27 - 50
     Independent Auditors' Report .......................    51

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits (filed herewith unless otherwise noted)
     (a) The following exhibits are filed as part of this report:
     3.1     Amended Certificate of Incorporation of Haven
             Bancorp, Inc.(1)
     3.2 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock(2)
     3.3     Bylaws of Haven Bancorp, Inc.(3)
     4.0 Rights Agreement between Haven Bancorp, Inc. and Chase Manhattan Bank (formerly Chemical Bank)(2)
     10.1(A) Employment Agreement between Haven Bancorp, Inc. and
             Philip S. Messina(4)
     10.1(B) Amendatory Agreement to the Employment Agreement
             between Haven Bancorp, Inc. and Philip S. Messina(5) 10.1(C) Employment Agreement between CFS Bank and Philip S.
             Messina (5)
     10.2(A) Form of Change in Control Agreement between
             Columbia Federal Savings Bank and certain executive officers, as amended(4)
     10.2(B) Form of Amendment to Change in Control Agreement
             between CFS Bank and certain executive officers(5) 10.2(C) Form of Change in Control Agreement between Haven
             Bancorp, Inc. and certain executive officers, as amended(4)
     10.2(D) Form of Amendment to Change in Control Agreement between Haven Bancorp, Inc. and certain executive officers (5)
     10.2(E) Employment Agreement between Columbia Federal
             Savings Bank and Andrew L. Kaplan (5)
     10.2(F) Change in Control Agreement between Haven Bancorp,
             Inc. and Mark A. Ricca dated as of April 10, 1998
             (filed herewith)
     10.2(G) Change in Control Agreement between CFS Bank and Mark A. Ricca dated as of April 10, 1998
             (filed herewith)
     10.4 (a) Amended and Restated Columbia Federal Savings Bank Recognition and Retention Plans and Trusts for Officers and Employees(6)
     10.4 (b) Amended and Restated Recognition and Retention Plan and Trusts for Outside Directors(6)
     10.5    Haven Bancorp, Inc. 1993 Incentive Stock Option
             Plan(6)
     10.6    Haven Bancorp, Inc. 1993 Stock Option Plan for
             Outside Directors(6)
     10.7 Columbia Federal Savings Bank Employee Severance Compensation Plan, as amended(4)
     10.8 Columbia Federal Savings Bank Consultation and Retirement Plan for Non-Employee Directors(6)
     10.9    Form of Supplemental Executive Retirement Plan(3)
     10.10   Haven Bancorp, Inc. 1996 Stock Incentive Plan(4)

     10.11 Purchase and Assumption Agreement, dated as of March 11, 1998, by and amont Intercounty Mortgage, Inc., CFS Bank and Resource Bancshares Mortgage Group, Inc.(7)
     11.0    Computation of earnings per share (filed herewith)
     13.0    1998 Annual Report to Stockholders (filed herewith)
     21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
     23.0    Consent of Independent Auditors (filed herewith)
     27.0    Financial Data Schedule (filed herewith)
     99 Proxy Statement for 1999 Annual Meeting (filed herewith)

_______________

(1) Incorporated by reference into this document from the Exhibits to Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998.

(2) Incorporated by reference into this document from the Exhibits to Form 8-K, Current Report, filed on January 30, 1996.

(3) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement and any amendments thereto, filed on April 14, 1993, Registration No. 33-61048.

(4) Incorporated by reference into this document from the Exhibits to Form 10-K for the year ended December 31, 1995, filed on March 29, 1996.

(5) Incorporated by reference into this document from the Exhibits to Form 10-K for the year ended December 31, 1997, filed on March 31, 1998.

(6) Incorporated by reference into this document from the Exhibits to Form 10-K for the year ended December 31, 1994, filed on March 30, 1995.

(7) Incorporated by reference into this document from the Exhibits to Form 8-K, Current Report, filed on July 2, 1998.


     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed by the Company dated
October 9, 1998 relating to the Company's execution of a definitive purchase agreement in connection with the purchase of Century Insurance Agency, Inc.

                         SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     HAVEN BANCORP, INC.


                                     By:  /s/ Philip S. Messina
                                          ---------------------
                                          Philip S. Messina
Dated:  March 30, 1999                    Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                      Title                   Date

/s/ Philip S. Messina      Chairman of the Board,    March 30, 1999
-------------------------- President and Chief
Philip S. Messina          Executive Officer


/s/ George S. Worgul       Director                  March 30, 1999
--------------------------
George S. Worgul


/s/ Robert M. Sprotte      Director                  March 30, 1999
--------------------------
Robert M. Sprotte


/s/ Michael J. Fitzpatrick Director                  March 30, 1999
--------------------------
Michael J. Fitzpatrick


/s/ William J. Jennings II Director                  March 30, 1999
--------------------------
William J. Jennings II


/s/ Michael J. Levine      Director                  March 30, 1999
--------------------------
Michael J. Levine


/s/Msgr. Thomas J. Hartman Director                  March 30, 1999
--------------------------
Msgr. Thomas J. Hartman


/s/ Catherine Califano     Senior Vice President and March 30, 1999
-------------------------- Chief Financial Officer
Catherine Califano
