Form 10-Q
period 1999-03-31
HAVEN BANCORP INC
filed 1999-05-14
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999         OR

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

There were 8,918,542 shares of the Registrant's common stock outstanding as of May 12, 1999.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of March 31, 1999 and December 31, 1998         3

         Consolidated Statements of Income for the
         Three Months ended March 31, 1999 and 1998         4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Three Months
         ended March 31, 1999                               5

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 1999 and 1998         6

         Notes to Consolidated Financial Statements      7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  10-24

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                 24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 24

Item 2.  Changes in Securities and Use of Proceeds         24

Item 3.  Defaults Upon Senior Securities                   24

Item 4.  Submission of Matters to a Vote of Security
         Holders                                        24-25

Item 5.  Other Information                                 25

Item 6.  Exhibits and Reports on Form 8-K                  25

    Signature Page

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)


                                                                       March 31,    December 31,
                                                                         1999          1998
                                                                       ---------    ------------
ASSETS
Cash and due from banks                                                $   31,759    $   43,088
Money market investments                                                    1,421         1,720
Securities available for sale (note 2)                                    941,027       889,251
Loans held for sale                                                        59,440        54,188
Federal Home Loan Bank of NY stock, at cost                                22,255        21,990
Loans receivable:
  First mortgage loans                                                  1,384,483     1,271,784
  Cooperative apartment loans                                               3,432         3,970
  Other loans                                                              36,211        34,926
                                                                        ---------     ---------
Total loans receivable                                                  1,424,126     1,310,680
     Less allowance for loan losses                                       (14,573)      (13,978)
                                                                        ---------     ---------
Loans receivable, net                                                   1,409,553     1,296,702
Premises and equipment, net                                                37,772        39,209
Accrued interest receivable                                                13,586        12,108
Other assets                                                               33,346        37,267
                                                                        ---------     ---------
     Total assets                                                      $2,550,159    $2,395,523
                                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                             $1,804,795    $1,722,710
  Borrowed funds                                                          586,330       440,346
  Due to broker                                                            10,000        97,458
  Other liabilities                                                        29,904        15,142
                                                                        ---------     ---------
     Total liabilities                                                  2,431,029     2,275,656
                                                                        ---------     ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued (note 7)                                  -             -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    9,918,750 issued; 8,867,814 and 8,859,692 shares outstanding
    in 1999 and 1998, respectively (note 7)                                   100           100
  Additional paid-in capital                                               51,580        51,383
  Retained earnings, substantially restricted                              81,020        79,085
  Accumulated other comprehensive income:
    Unrealized (loss) gain on securities available for sale, net
      of tax effect                                                        (2,107)          945
  Treasury stock, at cost (1,050,936 and 1,059,058 shares in
    1999 and 1998, respectively)                                           (9,753)       (9,800)
  Unallocated common stock held by Bank's ESOP                             (1,149)       (1,222)
  Unearned common stock held by Bank's Recognition Plans and Trusts          (262)         (263)
  Unearned compensation                                                      (299)         (361)
                                                                        ---------     ---------
      Total stockholders' equity                                          119,130       119,867
                                                                        ---------     ---------
      Total liabilities and stockholders' equity                       $2,550,159    $2,395,523
                                                                        =========     =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1999          1998
                                                          ----          ----
Interest income:
  Mortgage loans                                          $24,885      $21,739
  Other loans                                                 850          787
  Mortgage-backed securities                               12,650        8,931
  Money market investments                                     30          104
  Debt and equity securities                                2,065        3,402
                                                           ------       ------
     Total interest income                                 40,480       34,963
                                                           ------       ------
Interest expense:
 Deposits:
  Savings accounts                                          4,669        2,416
  NOW accounts                                                324          261
  Money market accounts                                       419          423
  Certificate accounts                                     11,753       11,863
 Borrowed funds                                             7,109        6,506
                                                           ------       ------
    Total interest expense                                 24,274       21,469
                                                           ------       ------
Net interest income before provision for loan losses       16,206       13,494
Provision for loan losses                                     675          670
                                                           ------       ------
Net interest income after provision for loan losses        15,531       12,824
                                                           ------       ------
Non-interest income:
  Loan fees and servicing income                              505          518
  Sevicing released premiums and fees on loans sold         4,531         -
  Savings/checking fees                                     3,125        1,811
  Net gain on sales of interest-earning assets                335          352
  Insurance annuity and mutual fund fees                    1,975        1,187
  Other                                                       590          591
                                                           ------       ------
     Total non-interest income                             11,061        4,459
                                                           ------       ------
Non-interest expense:
  Compensation and benefits                                12,055        7,577
  Occupancy and equipment                                   3,344        2,219
  Real estate owned operations, net                          (151)          49
  Federal deposit insurance premiums                          254          207
  Other                                                     6,887        4,015
                                                           ------       ------
     Total non-interest expense                            22,389       14,067
                                                           ------       ------
Income before income tax expense                            4,203        3,216
Income tax expense                                          1,603        1,067
                                                           ------       ------
Net income                                                $ 2,600      $ 2,149
                                                           ======       ======
Net income per common share:  Basic                        $ 0.30       $ 0.25
                                                           ======       ======
                              Diluted                      $ 0.29       $ 0.24
                                                           ======       ======

See accompanying notes to consolidated financial statements.

                              HAVEN BANCORP, INC.
             Consolidated Statement of Changes in Stockholders' Equity
                  Three Months Ended March 31, 1999   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings   Income    Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1998            $119,867  100   51,383    79,085       945      (9,800)   (1,222)     (263)       (361)
Comprehensive Income:
  Net income                               2,600   -       -       2,600       -           -         -          -          -
  Other comprehensive income, net of tax
    Net unrealized depreciation on
    certain securities, net of
    reclassification adjustment (1)       (3,052)  -       -         -      (3,052)        -         -          -          -
                                         -------
Comprehensive Loss                          (452)  -       -         -         -           -         -          -          -
Dividends declared (note 5)                 (665)  -       -        (665)      -           -         -          -          -
Treasury stock issued for RRP and deferred
  compensation plan (3,630 shares)           -     -        35       -         -            21       -         (20)        (36)
Stock options exercised, net of tax
  effect (4,492 shares) (note 4)              22   -        (4)      -         -            26       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                   260   -       166       -         -           -          73        21         -
Amortization of deferred compensation plan    98   -       -         -         -           -         -          -           98
                                         -------  ---   ------    ------    ------      ------    ------     -----       -----
Balance at March 31, 1999               $119,130  100   51,580    81,020    (2,107)     (9,753)   (1,149)     (262)       (299)
                                         =======  ===   ======    ======    ======      ======    ======     =====       =====


(1)  Disclosure of Reclassification Adjustment:
     (in thousands)                                                               Three Months Ended
                                                                                    March 31, 1999
                                                                                  ------------------
  Net unrealized holding loss arising during period                                     (2,844)
  Less: reclassification adjustment for net gains included in net income                   208
                                                                                         -----
  Net unrealized loss on securities available for sale                                  (3,052)
                                                                                         =====

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                            1999      1998
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $ 2,600     2,149
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Amortization of cost of stock benefit plans                                 358       490
   Amortization of net deferred loan origination fees                          (23)      (10)
   Amortization of premiums and accretion of discounts on
     loans, mortgage-backed and debt securities                                (70)     (473)
   Provision for loan losses                                                   675       670
   Provision for losses on real estate owned                                   -           5
   Deferred income taxes                                                      (404)     (389)
   Net gain on sales of interest-earning assets                               (335)     (352)
   Loans originated and purchased for sale, net of proceeds from sale       (5,252)      -
   Depreciation and amortization                                             1,178       625
   (Increase) decrease in accrued interest receivable                       (1,478)      524
   Decrease in due to broker                                               (87,458)  (10,000)
   Increase in other liabilities                                            14,762     8,715
   Decrease (increase) in other assets                                       6,187      (930)
                                                                            ------    ------
Net cash (used in) provided by operating activities                        (69,260)    1,024
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                   (113,517)  (45,347)
  Proceeds from disposition of assets (including REO)                           22     1,876
  Purchases of securities available for sale                              (191,880) (186,510)
  Principal repayments and maturities on securities available for sale      64,373    50,366
  Proceeds from sales of securities available for sale                      71,214   123,249
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                          -       16,020
  Principal repayments on mortgage-backed securities held to maturity         -       10,580
  Purchases of FHLB stock, net                                                (265)     -
  Net decrease (increase) in premises and equipment                            259    (2,191)
                                                                           -------    ------
Net cash used in investing activities                                     (169,794)  (31,957)
                                                                           -------    ------
Cash flows from financing activities:
  Net increase in deposits                                                  82,085   109,816
  Net increase (decrease) in borrowed funds                                145,984   (66,877)
  Payment of common stock dividends                                           (665)     (546)
  Stock options exercised                                                       22       418
                                                                           -------   -------
Net cash provided by financing activities                                  227,426    42,811
                                                                           -------   -------
Net (decrease) increase in cash and cash equivalents                       (11,628)   11,878
Cash and cash equivalents at beginning of period                            44,808    40,306
                                                                            ------    ------
Cash and cash equivalents at end of period                                 $33,180   $52,184
                                                                            ======    ======
Supplemental information:
  Cash paid during the period for:
    Interest                                                               $24,011   $20,523
    Income taxes                                                                 1         1
  Additions to real estate owned                                              -          310
  Securities purchased, not yet received                                    10,000      -
                                                                            ======    ======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 and 1998
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiaries, including CFS Bank ("CFS" or the "Bank") as of March 31, 1999 and December 31, 1998 and for the three-month period ended March 31, 1999 and 1998, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.


NOTE 2 - DEBT, EQUITY AND MORTGAGE-BACKED SECURITIES ("MBSs").
Debt securities and MBSs which the Company has the ability and the intent to hold until maturity, are carried at cost adjusted for amortization of premiums and accretion of discounts. Debt and equity securities and MBSs to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale securities which are recorded at fair value, with unrealized gains (losses), net of tax, reported as accumulated other comprehensive income, a separate component of stockholders' equity. At March 31, 1999 and December 31, 1998, all of the Company's debt, equity and mortgage-backed securities were classified as available for sale.

                 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at March 31, 1999 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 81,699          6        (909)    80,796
  Preferred Stock                                 10,992         -         (277)    10,715
  Corporate debt securities                       46,025         -          -       46,025
                                                 -------      -----      ------    -------
                                                 138,716          6      (1,186)   137,536
                                                 -------      -----      ------    -------
MBSs available for sale:
  GNMA Certificates                                  428          8         -          436
  FNMA Certificates                              167,589      1,105        (797)   167,897
  FHLMC Certificates                              45,422        606         (58)    45,970
  CMOs and REMICS                                592,269      1,166      (4,247)   589,188
                                                 -------      -----      ------    -------
                                                 805,708      2,885      (5,102)   803,491
                                                 -------      -----      ------    -------
Total                                           $944,424      2,891      (6,288)   941,027
                                                 =======      =====      ======    =======

The net unrealized loss on securities available for sale at March
31, 1999, was reported as a separate component of stockholders' equity, in the amount of $2.1 million which is net of a tax effect of $1.3 million.

NOTE 3 - CAPITAL SECURITIES. On April 13, 1999, Haven Bancorp, Inc. filed a registration statement with the Securities and Exchange Commission to issue $35.0 million of capital securities through Haven Capital Trust II. The registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. The Company currently intends to use the net proceeds from the sale of the capital securities to invest in the Bank to increase its capital level. The increased capital will enable the Bank to expand its deposit base and also invest in residential and commercial real estate loans in its market area and in investment-grade mortgage-backed and investment securities. It is also possible that, if the Company's Board of Directors determines that it is in the best interest of its shareholders, a portion of the net proceeds may be used for repurchases of the Company's stock.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the three months ended March 31, 1999 are as follows:

                                                 Weighted Average
                                       Options    Exercise Price
                                       -------   ----------------
Balance at December 31, 1998          1,305,268         9.44
  Granted                               176,500        13.77
  Forfeited                             (10,000)       25.70
  Exercised                              (4,492)        5.00
                                      ---------        -----
Balance at March 31, 1999             1,467,276         9.86
                                      =========        =====
Shares exercisable at March 31, 1999  1,035,022         7.20
                                      =========        =====

NOTE 5 - DIVIDENDS PAYABLE. On March 24, 1999, the Company's Board of Directors approved a regular quarterly cash dividend of $0.075 per share, payable on April 23, 1999, to shareholders of record as of April 3, 1999.

NOTE 6 - RECENT ACCOUNTING/REGULATORY PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. There were 8,634,171 basic shares outstanding and 9,021,614 diluted shares outstanding for the three months ended March 31, 1999. The weighted average number of shares outstanding does not include 229,769 shares which are unallocated by the Employee Stock Ownership Plan ("ESOP") as of March 31, 1999 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the relevant period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 8 - COMPREHENSIVE (LOSS) INCOME. Comprehensive (loss) income was $(452,000) and $878,000 for the three month periods ended March 31, 1999 and 1998, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                        GENERAL

Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") is the holding company for CFS Insurance Agency, Inc. and CFS Bank ("CFS" or the "Bank"), a federally chartered stock savings bank. CFS converted from a mutual to a stock savings bank on September 23, 1993 in conjunction with the issuance of the Bank's capital stock to Haven Bancorp.

Haven Bancorp's business currently consists primarily of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one- to four-family, owner occupied residential mortgage loans. In addition, the Bank will invest in debt, equity and mortgage-backed securities ("MBSs") to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consists of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its non-interest income, including servicing released premiums and fees on loans sold in the secondary market, its provision for loan losses and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate owned operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

          ANALYSIS OF FINANCIAL CONDITION CHANGES FROM
              DECEMBER 31, 1998 TO MARCH 31, 1999

                            ASSETS

Total assets increased by $154.6 million, or 6.5% to $2.55 billion at March 31, 1999 from $2.40 billion at December 31, 1998. Securities available for sale ("AFS") increased by $51.8 million, or 5.8% to $941.0 million at March 31, 1999 from $889.2 million at December 31, 1998 resulting primarily due to purchases during the quarter for the AFS portfolio. During the quarter ended March 31, 1999, the Bank purchased $136.9 million of MBSs and $55.0 million of debt and equity securities for its AFS portfolio. The emphasis on MBS securities was due to the availability of more favorable rates and shorter durations. These increases were partially offset by sales and principal repayments of $71.2 million and $64.4 million, respectively.

Net loans increased by $112.9 million, or 8.7% to $1.41 billion at March 31, 1999 from $1.30 billion at December 31, 1998. Loan originations during the quarter totaled $329.9 million (comprised of $292.8 million of residential one- to four-family mortgage loans, $3.0 million of equity loans and lines of credit, $26.8 million of multi-family loans and $7.3 million of commercial real estate loans). Originations of residential one- to four-family mortgage loans included purchases of $112.6 million of residential loans in the secondary market. Residential loans originated or purchased for sale in the secondary market for the three months ended March 31, 1999 totaled $160.6 million. During the first quarter of 1999, the Bank sold $155.4 million of residential loans on a servicing released basis to third party investors. During the first quarter of 1999, principal repayments totaled $53.6 million.

                         LIABILITIES

Deposits increased by $82.1 million, or 4.8% to $1.80 billion at March 31, 1999 from $1.72 billion at December 31, 1998 primarily due to deposit inflows in the Bank's supermarket branches.
Deposits in the supermarket branches totaled $578.1 million at March 31, 1999 compared to $504.0 million at December 31, 1998.
The Bank had fifty-nine supermarket bank branches as of March 31, 1999 compared to fifty-seven supermarket branches at December 31, 1998. The Bank expects to open one additional in-store branch during May of 1999. Core deposits (comprised of checking, savings and money market accounts) were equal to 58.3% of total in-store branch deposits at March 31, 1999 compared to 45.3% in the Bank's eight traditional branches. Core deposits for the supermarket branches included $209.3 million of "Liquid Asset" account balances at March 31, 1999. Overall, core deposits represented 53.6% of total deposits at March 31, 1999 compared to 47.7% at December 31,

1998. Borrowed funds increased by $146.0 million, or 33.2% to $586.3 million at March 31, 1999 from $440.3 million at December
31, 1998 primarily due to the funding requirements for loan origination volume and wholesale purchases of CFS Intercounty, the Bank's residential lending division.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity decreased to $119.1 million at March 31, 1999 from $119.9 million at December 31, 1998. The decrease in stockholders' equity was due to a reduction of $3.1 million in the unrealized gain on securities available for sale and dividends declared totaling $665,000. These decreases were partially offset by net income of $2.6 million for the quarter and $380,000 related to the amortization of awards of shares of stock by the Bank's RRPs, and amortization of the deferred compensation plan, and stock options exercised.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and real estate owned ("REO").

                                     March 31,      December 31,
                                       1999             1998
                                     ---------      ------------
                                       (Dollars in thousands)
Non-accrual loans
  One- to four-family                 $ 5,374           3,779
  Cooperative                             387             367
  Multi-family                            620             308
  Non-residential and other             2,215           2,074
                                       ------          ------
     Total non-accrual loans            8,596           6,528
                                       ------          ------
Restructured loans
  One- to four-family                     193             544
  Cooperative                             182             183
  Multi-family                          1,123           1,130
                                       ------          ------
     Total restructured loans           1,498           1,857
                                       ------          ------
     Total non-performing loans        10,094           8,385
                                       ------          ------
REO, net
  One- to four-family                      44              66
  Cooperative                              38              38
  Non-residential and other               121             121
                                       ------          ------
     Total REO                            203             225
  Less allowance for REO                  (12)            (25)
                                       ------          ------
     REO, net                             191             200
                                       ------          ------
     Total non-performing assets      $10,285           8,585
                                       ======          ======
Non-performing loans to total loans      0.71%           0.64%
Non-performing assets to total assets    0.40            0.36
Non-performing loans to total assets     0.40            0.35

The increase in non-performing assets was primarily due to an increase of $1.7 million in non-performing loans from December 31, 1998 to March 31, 1999. The ratios of non-performing loans to total loans, non-performing assets to total assets and non-performing loans to total assets all increased primarily due to the increase of $1.7 million in non-performing loans during the quarter.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1999 and 1998:

                                                1999      1998
                                               -------   -------
                                            (Dollars in thousands)
Balance at beginning of period                 $13,978    12,528
Charge-offs:
   Residential                                    (324)      (84)
   Cooperative                                     -         (56)
   Multi-family                                    -        (708)
   Non-residential and other                       -        (291)
                                                ------    ------
     Total charge-offs                            (324)   (1,139)
                                                ------    ------
   Recoveries                                      244       857
                                                ------    ------
   Net charge-offs                                 (80)     (282)
   Provision for loan losses                       675       670
                                                ------    ------
Balance at end of period                       $14,573    12,916
                                                ======    ======
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                               0.02%    0.10%
Ratio of allowance for loan losses to
  total loans at the end of the period            1.02     1.08
Ratio of allowance for loan losses to non-
  performing loans at the end of the period     144.37   119.05

The ratio of net charge-offs to average loans outstanding during the first quarter of 1999 decreased compared to the same period in 1998 primarily due to the decrease in net charge-offs for the first quarter of 1999 compared to the first quarter of 1998, as well as the increase in average loans outstanding. The ratio of allowance for loan losses to total loans decreased for the quarter due to the increase in loans outstanding at March 31, 1999. The ratio of allowance for loan losses to non-performing loans increased between the periods due to an increase of $1.7 million in the allowance for loan losses. The Bank's allowance for loan losses was $14.6 million and $12.9 million at March 31, 1999 and March 31, 1998, respectively, whereas non-performing loans totaled $10.1 million and $10.8 million, respectively, at those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans, debt securities and MBSs and maintaining an AFS securities portfolio. During the first quarter of 1999, the Bank originated or purchased for its portfolio $77.7 million of residential adjustable-rate mortgages and $34.1 million of adjustable-rate multi-family, commercial real estate and construction loans which are expected to help protect net interest margins during periods of rising interest rates. During the same period, the Bank purchased $176.6 million of fixed rate debt securities and MBSs to take advantage of higher yields compared to rates offered on adjustable-rate securities. At March 31, 1999, $240.5 million, or 25.6% of the Company's AFS portfolio were adjustable-rate securities and $700.5 million, or 74.4% of the portfolio were fixed rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of checking, savings and money market accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At March 31, 1999, core deposits represented 53.6% of deposits compared to 47.7% of deposits at December 31, 1998. Core deposits included $209.3 million of "Liquid Asset" account balances at March 31, 1999. This account was introduced at the supermarket branches in the second quarter of 1998 and currently pays an initial rate of 4.25% for balances over $2,500. During the first quarter of 1999, savings accounts increased by $62.6 million, net of interest, whereas, certificates of deposit decreased by $10.8 million, net of interest. The number of checking accounts increased by 14,997, or 9.9% to 166,436 at March 31, 1999 from 151,439 at December 31, 1998. Most of the increase, 13,678 accounts, is attributable to the Bank's supermarket bank branches. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as the supermarket branching program continues to grow and mature.

                   LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 5.43 at March 31, 1999 compared to 4.24% at December 31, 1998.

The Company's primary sources of funds are deposits, advances from Federal Home Loan Bank of New York ("FHLB-NY"), principal and interest payments on loans and MBSs and retained earnings.
Proceeds from the sale of AFS securities and loans held for sale are also a source of funding, as are, to a lesser extent, the sales of insurance, annuities and securities brokerage activities conducted by the Company's subsidiary, CFS Insurance Agency, Inc. and the Bank's subsidiary, CFS Investments, Inc. ("CFSI"). While maturities and scheduled amortization of loans and MBSs are somewhat predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1999 and December 31, 1998, cash and short and intermediate-term investments totaled $33.2 million and $44.8 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, loans held for sale and AFS securities. Other sources of funds include FHLB advances, which at March 31, 1999, totaled $397.9 million. At March 31, 1999, the Bank had unused lines of credit totaling $39.4 million with the FHLB-NY.

As of March 31, 1999, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                   Tangible Capital        Core Capital(1)     Risk-Based Capital(2)
                                  ------------------     ------------------     -------------------
                                  Amount   Ratio (3)     Amount   Ratio (3)     Amount   Ratio (3)
                                  ------   ---------     ------   ---------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes  $133,259    5.20%      $133,259    5.20%      $146,565   11.24%

Minimum regulatory requirement     51,212    2.00        102,423    4.00(3)     104,359    8.00
                                  -------    ----        -------    ----        -------    ----
Excess                           $ 82,047    3.20%      $ 30,836    1.20%      $ 42,206    3.24%
                                  =======    ====        =======    ====        =======    ====

(1) Under the OTS's prompt corrective action regulations, the core capital requirement was effectively increased to 4.00% since OTS regulations stipulate that as of that date an institution with less than 4.00% core capital will be deemed to be classified as "undercapitalized".
(2) The OTS regulations require that certain institutions with more than a "normal level" of interest rate risk to maintain capital in addition to the 8.0% risk-based capital requirement.
The Bank currently is not, and does not anticipate that its risk-based capital requirement will be materially affected as a result of this OTS requirement.
(3) For tangible and core capital, the ratio is to adjusted total assets. For risk-based capital, the ratio is to total risk-weighted assets.

                  ANALYSIS OF CORE EARNINGS

The Company's profitability is primarily dependent upon net interest income, which represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income is dependent on the average balances and rates received on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by non-interest income, non-interest expense and income taxes.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three months ended March 31, 1999 and 1998, respectively, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                             Three Months Ended March 31,
                                                           1999                        1998
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,377,235  $24,885  7.23%  $1,136,919  $21,739  7.65%
 Other loans                                       37,178      850  9.15       32,833      787  9.59
 Mortgage-backed securities                       762,234   12,650  6.64      537,116    8,931  6.65
 Money market investments                           1,516       30  7.92        8,175      104  5.09
 Debt and equity securities                       133,067    2,065  6.21      200,415    3,402  6.79
                                                ---------   ------          ---------  ------
Total interest-earning assets                   2,311,230   40,480  7.01    1,915,458   34,963  7.30
Non-interest-earning assets                       147,604   ------             93,488  ------
                                                ---------                   ---------
   Total assets                                 2,458,834                   2,008,946
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Savings accounts                              576,044    4,669  3.24      384,701    2,416  2.51
    Certificate accounts                          892,050   11,753  5.27      824,774   11,863  5.75
    NOW accounts                                  222,499      324  0.58      159,088      261  0.66
    Money market accounts                          57,986      419  2.89       55,260      423  3.06
    Borrowed funds                                530,099    7,109  5.36      432,750    6,506  6.01
                                                ---------   ------          ---------  ------
Total interest-bearing liabilities              2,278,678   24,274  4.26    1,856,573   21,469  4.63
Other liabilities                                  60,133   ------             38,074  ------
                                                ---------                   ---------
     Total liabilities                          2,338,811                   1,894,647
Stockholders' equity                              120,023                     114,299
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,458,834                   2,008,946
                                                =========                   =========
Net interest income/net interest rate spread              $16,206   2.75%             $13,494   2.67%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $32,552           2.80%     $58,885           2.82%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             101.43%                     103.17%
                                                           ======                      ======

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                 ENDED MARCH 31, 1999 AND 1998

GENERAL. The Company reported net income of $2.6 million for the three months ended March 31, 1999 compared to net income of $2.1 million for the three months ended March 31, 1998. The increase was primarily attributable to an increase of $2.7 million in net interest income and an increase of $6.6 million in non-interest income. These increases were partially offset by an increase of $8.3 million in non-interest expense from the prior year period. Income tax expense increased $536,000 from the same period last year due to an increase of $1.0 million in pre-tax income.

INTEREST INCOME. Interest income increased by $5.5 million, or 15.8% to $40.5 million for the three months ended March 31, 1999 from $35.0 million for the three months ended March 31, 1998. The increase was primarily the result of a $3.1 million increase in interest income on mortgage loans and an increase of $3.7 million in interest income on MBS securities. These increases were partially offset by decreases in interest income on debt and equity securities and money market investments of $1.3 million and $74,000, respectively.

Interest income on mortgage loans increased by $3.1 million, or 14.5% to $24.9 million for the three months ended March 31, 1999, from $21.7 million for the comparable three-month period in 1998. The increase was primarily the result of an increase in the average balance of mortgage loans of $240.3 million, partially offset by a decline in the average yield on mortgage loans of 42 basis points from the first quarter of 1998. The increase in the average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, for the entire year of 1998 and the first quarter of 1999 which totaled $1.22 billion and $326.8 million, respectively. The increased originations reflect the addition of the loan production franchise of CFS Intercounty. The originations for both periods were partially offset by prin-cipal payments of $279.7 million and $51.8 million, respectively. The decline in the average yield from the prior year was primarily due to the general decline in market interest rates in 1998.

Interest income on MBSs increased by $3.7 million, or 41.6% to $12.6 million for the three months ended March 31, 1999 from $8.9 million for the comparable three-month period in 1998 primarily due to an increase of $225.1 million in the average balance of MBSs at March 31, 1999 compared to March 31, 1998. During the first quarter of 1999, the Bank purchased $136.9 million of MBSs for its AFS portfolio which were partially offset by sales of MBSs totaling $54.3 million.

Interest income on debt and equity securities decreased by $1.3 million, or 39.3% to $2.1 million for the three months ended March 31, 1999 from $3.4 million for the comparable three-month period in 1998 primarily as a result of a decrease in average balances of $67.3 million coupled with a 58 basis point decrease in the average yield. During the first quarter of 1999, the Bank purchased $55.0 million of debt and equity securities for the AFS portfolio, partially offset by sales totaling $16.9 million. The emphasis on MBS securities over debt and equity securities was due to the availability of competitive rates along with shorter durations.

INTEREST EXPENSE. Interest expense increased by $2.8 million, or 13.1% to $24.3 million for the three months ended March 31, 1999 from $21.5 million for the three months ended March 31, 1998. The increase was primarily the result of a $2.2 million increase in interest expense on deposits and an increase of $0.6 million in interest expense on borrowed funds.

Interest on deposits increased by $2.2 million, or 14.7% to $17.2 million for the three months ended March 31, 1999 from $15.0 million for the comparable three-month period in 1998. The increase in interest on deposits was primarily due to the increased average balance of $324.8 million. The deposit growth is primarily attributable to the Bank's supermarket banking program. At March 31, 1999, the Bank had fifty-nine supermarket bank branches with deposits totaling $578.1 million, compared to thirty-nine supermarket branches with deposits of $238.2 million at March 31, 1998. The increase in average balance was primarily due to savings account balances which increased by $191.3 million, or 49.7% to $576.0 million for the three months ended March 31, 1999 from $384.7 million for the comparable three-month period in 1998. Interest expense on savings accounts increased by $2.3 million, or 93.3% to $4.7 million for the three months ended March 31, 1999 from $2.4 million in the same period in 1998. The average cost of savings accounts was 3.24% for the first quarter of 1999 compared to 2.51% for the first quarter of 1998. The increase in the average cost of savings accounts was due to the "Liquid Asset" account which was introduced at the supermarket bank branches during the second quarter of 1998. This account currently pays an initial rate of 4.25% for balances over $2,500. The Bank's supermarket branches had $267.1 million in savings balances as of March 31, 1999 compared to $45.6 million as of March 31, 1998. Interest expense on certificate accounts decreased by $110,000, or 0.9% to $11.8 million for the three months ended March 31, 1999 from $11.9 million in the same period in 1998. This was primarily due to the decline in the average cost of these deposits to 5.27% for the period ended March 31, 1999 from 5.75% for the same period last year. The average cost of all deposits was 3.92% for the three months ended March 31, 1999 compared to 4.20% for the first quarter of 1998 reflecting the general decline in market interest rates.

Interest on borrowed funds increased by $603,000, or 9.3% to $7.1 million for the three months ended March 31, 1999 from $6.5 million for the comparable three-month period in 1998. Borrowed funds on an average basis increased by $97.3 million between the periods primarily due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1999 in order to complement deposit growth as a funding mechanism for mortgage loan originations. The average rate paid on borrowings decreased to 5.36% for the three months ended March 31, 1999 from 6.01% for the comparable prior-year period primarily due to a decline in market rates in 1998.

NET INTEREST INCOME. Net interest income increased by $2.7 million, or 20.1% to $16.2 million for the three months ended March 31, 1999 from $13.5 million for the three months ended March 31, 1998. The increase is primarily due to the total average balance of interest-earning assets which increased by $395.8 million, or 20.7% to $2.31 billion for the three months ended March 31, 1999 from $1.92 billion for the same period last year. This growth is mainly due to growth in the Bank's residential mortgage loan and mortgage-backed securities portfolios. This increase was partially offset by the average yield on interest-earning assets which decreased to 7.01% for the three month period ended March 31, 1999 from 7.30% for the three-month period in 1998. However, the average cost of interest-bearing liabilities decreased to 4.26% from 4.63% for the three months ended March 31, 1999 and 1998, respectively, reflecting the general decline in market interest rates in 1998. Therefore, the net interest spread was 2.75% for the three months ended March 31, 1999 compared to 2.67% for the comparable period in 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $675,000 for loan losses for the three months ended March 31, 1999 compared to $670,000 for the comparable three-month period in 1998. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $6.6 million, or 148.1% for the three months ended March 31, 1999 to $11.1 million from $4.5 million for the comparable three-month period in 1998. Non-interest income for the first quarter of 1999 included $4.5 million in servicing released premiums and fees related to loans sold in the secondary market in the quarter. The Bank generally recognizes fee income, including servicing released premiums, from its mortgage banking activities as loan sales are settled. Savings and checking fees increased by $1.3 million, or 72.6% to $3.1 million for the first quarter of 1999 compared to $1.8 million for the same period last year. The significant increase in savings and checking fees is primarily due to the number of checking accounts which increased by 54,902, or 49.2% to 166,436 accounts at March 31, 1999 from 111,534 accounts at March 31, 1998. A significant portion of this growth is attributable to the Bank's supermarket banking program. The supermarket branches generated savings and checking fees of $2.2 million for the first quarter of 1999 compared to $1.0 million for the first quarter of last year. Insurance, annuity and mutual fund fees for the first quarter of 1999 increased by $788,000, or 66.4% to $2.0 million from $1.2 million for the same period last year which included $946,000 in revenue from sales originating from supermarket branches compared to $330,000 for the three months ended March 31, 1998.

NON-INTEREST EXPENSE. Non-interest expense increased by $8.3 million, or 59.2% for the three months ended March 31, 1999 to $22.4 million from $14.1 million for the comparable three-month period in 1998. The increase was due primarily to the addition of the expenses of the loan production franchise of CFS Intercounty and the Bank's expansion of its supermarket banking program from thirty-nine branches at March 31, 1998 to fifty-nine branches at March 31, 1999. As a result of the increased headcount, compensation and benefits costs increased by $4.5 million, or 59.1% to $12.1 million for the three months ended March 31, 1999 from $7.6 million for the same period last year. Occupancy and equipment costs increased by $1.1 million, or 50.7% to $3.3 million for the first quarter of 1999 from $2.2 million for the same period last year primarily due to the addition of twenty supermakret branches as well as the expansion of the Bank's residential lending function through CFS Intercounty. Occupancy and equipment expense also increased as a result of the purchase of the Company's new headquarters, which was completed in the third quarter 1998. Other operating costs increased by $2.9 million, or 71.5% to $6.9 million for the three months ended March 31, 1999 from $4.0 million for the same period last year primarily due to the addition of CFS Intercounty and the additional supermarket branches.

INCOME TAX EXPENSE. Income tax expense was $1.6 million for an effective tax rate of 38.1% for the three months ended March 31, 1999 compared to income tax expense of $1.1 million for an effective tax rate of 33.2% for the comparable period in 1998. The 1998 quarter included a reversal of previously provided income taxes.

COMPUTER ISSUES FOR THE YEAR 2000. Many of the Company's existing computer systems use two digits to identify the year in the date fields. As a result, these systems may not be able to distinguish the year 2000 from the year 1900. Software, hardware and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Further, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, could generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. If not corrected, these computer systems could fail by or at the year 2000.

The Company primarily uses a third party vendor to process its electronic data. This vendor has made modifications or replacements of its computer applications and systems necessary to correct the year 2000 date issue. Management has substantially completed the testing of the modifications to these systems and applications. The Company also utilizes a combination of purchased and contract-based software as well as other third party vendors for a variety of data processing needs. The Company's assessment of potential computer issues for the year 2000 have been substantially completed. Where potential computer issues have been identified, the vendors have committed to definitive dates to resolve such issues. Under regulatory guidelines issued by the federal banking regulators, the Bank and the Company must substantially complete testing of both internally and externally supplied systems and all renovations, by June 30, 1999. In the event that the Company's significant vendors do not achieve year 2000 compliance, the Company's operations could be adversely affected.

The Company has established contingency plans for these systems for which year 2000 issues will not be corrected. The OTS, the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies has published guidance on the year 2000 compliance and has identified the year 2000 issue as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed above. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

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

Through March 31, 1999, the Company did not incur any costs associated with achieving year 2000 compliance. However, the Company expects to incur approximately $451,000 in costs to achieve year 2000 compliance during the remainder of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 1998 as reported in item 7A of the Company's Form 10-K.


               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At March 31, 1999, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional $12.9 million of unspecified damages. The Banks ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

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

     (a)  The Company's Annual Meeting of Stockholders was held on
April 21, 1999.

     (b)  Not applicable.

     (c) At such meeting, the shareholders approved the following matters:

1. The election of the following individuals as Directors for a term of 3 years each:

                                    Votes                Broker
                       Votes For   Withheld Abstentions Non-Votes
George S. Worgul       7,103,456   914,489      -0-        -0-
Michael J. Levine      7,113,320   904,625      -0-        -0-


2. The ratification of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999, as reflected by 7,863,457 votes for, 134,216 votes against, 20,272 abstentions and no broker non-votes.

     (d)  Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         3.1 Bylaws of Haven Bancorp, Inc., as amended on April 21,
1999.
         a)  27.1 Financial Data Schedule.
         b) The Company filed a Form 8-K on April 29, 1999 regarding the press release announcing its 1999 first quarter earnings.

                         SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)




Date:  May 13, 1999            By:    /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    Chairman, President and Chief
                                      Executive Officer




Date:  May 13, 1999            By:    /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer