Form 10-Q
period 1999-06-30
HAVEN BANCORP INC
filed 1999-08-13
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999         OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 8,960,357 shares of the Registrant's common stock outstanding as of August 13, 1999.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of June 30, 1999 and December 31, 1998          3

         Consolidated Statements of Income for the
         Three Months and Six Months ended
         June 30, 1999 and 1998                             4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Six Months
         ended June 30, 1999                                5

         Consolidated Statements of Cash Flows for the
         Six months ended June 30, 1999 and 1998            6

         Notes to Consolidated Financial Statements      7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  11-30

Item 3.  Quantitative and Qualitative Disclosure
         about Market Risk                                 30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                              30-31

Item 2.  Changes in Securities and Use of Proceeds         31

Item 3.  Defaults Upon Senior Securities                   31

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           31

Item 5.  Other Information                                 31

Item 6.  Exhibits and Reports on Form 8-K                  31


    Signature Page

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                        June 30,    December 31,
                                                                          1999         1998
                                                                        --------    ------------
ASSETS
Cash and due from banks                                                 $   39,802   $   43,088
Money market investments                                                    24,232        1,720
Securities available for sale (note 2)                                   1,000,636      889,251
Loans held for sale                                                         84,924       54,188
Federal Home Loan Bank of NY stock, at cost                                 23,260       21,990
Loans receivable:
  First mortgage loans                                                   1,515,911    1,271,784
  Cooperative apartment loans                                                3,113        3,970
  Other loans                                                               30,285       34,926
                                                                         ---------    ---------
     Total loans receivable                                              1,549,309    1,310,680
Less allowance for loan losses                                             (15,016)     (13,978)
                                                                         ---------    ---------
Loans receivable, net                                                    1,534,293    1,296,702
Premises and equipment, net                                                 36,746       39,209
Accrued interest receivable                                                 15,369       12,108
Other assets                                                                37,178       37,267
                                                                         ---------    ---------
     Total assets                                                       $2,796,440   $2,395,523
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $1,944,791   $1,722,710
  Borrowed funds                                                           696,253      440,346
  Due to broker                                                               -          97,458
  Other liabilities                                                         41,487       15,142
                                                                         ---------    ---------
     Total liabilities                                                   2,682,531    2,275,656
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                            -           -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    9,918,750 shares issued; 8,955,859 and 8,859,692 shares
    outstanding at June 30, 1999 and December 31, 1998, respectively           100          100
  Additional paid-in capital                                                52,070       51,383
  Retained earnings, substantially restricted                               83,672       79,085
  Accumulated other comprehensive (loss) income:
    Unrealized (loss) gain on securities available for sale,
     net of tax effect                                                     (10,690)         945
  Treasury stock, at cost (962,891 and 1,059,058 shares at June
    30, 1999 and December 31, 1998, respectively)                           (9,226)      (9,800)
  Unallocated common stock held by Bank's ESOP                              (1,076)      (1,222)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (255)        (263)
  Unearned compensation                                                       (686)        (361)
                                                                         ---------    ---------
      Total stockholders' equity                                           113,909      119,867
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $2,796,440   $2,395,523
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------    ------------------
                                                       1999          1998    1999          1998
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $27,630     $23,591   $52,515     $45,330
  Other loans                                              786         823     1,636       1,610
  Mortgage-backed securities                            12,686       9,573    25,336      18,504
  Money market investments                                  39          42        69         146
  Debt and equity securities                             3,095       2,703     5,160       6,105
                                                        ------      ------    ------      ------
     Total interest income                              44,236      36,732    84,716      71,695
                                                        ------      ------    ------      ------
Interest expense:
 Deposits:
  Savings accounts                                       5,015       2,700     9,684       5,116
  NOW accounts                                             419         341       743         602
  Money market accounts                                    440         514       859         937
  Certificate accounts                                  12,071      12,615    23,824      24,478
 Borrowed funds                                          8,371       6,412    15,480      12,918
                                                        ------      ------    ------      ------
     Total interest expense                             26,316      22,582    50,590      44,051
                                                        ------      ------    ------      ------
Net interest income before provision for loan losses    17,920      14,150    34,126      27,644
Provision for loan losses                                  880         650     1,555       1,320
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     17,040      13,500    32,571      26,324
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           422         326       927         844
  Mortgage banking income (loss)                           677        (270)    2,945        (270)
  Savings/checking fees                                  3,839       2,319     6,964       4,130
  Net gain on sales of interest-earning assets           1,234          54     1,569         406
  Insurance annuity and mutual fund fees                 2,168       1,314     4,143       2,501
  Other                                                    688         663     1,278       1,254
                                                        ------      ------    ------      ------
     Total non-interest income                           9,028       4,406    17,826       8,865
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                             10,927       9,357    21,967      16,934
  Occupancy and equipment                                3,439       2,381     6,783       4,600
  Real estate owned operations, net                        (33)        (88)     (184)        (39)
  Federal deposit insurance premiums                       254         222       508         429
  Other                                                  6,142       4,332    11,781       8,347
                                                        ------      ------    ------      ------
     Total non-interest expense                         20,729      16,204    40,855      30,271
                                                        ------      ------    ------      ------
Income before income tax expense                         5,339       1,702     9,542       4,918
Income tax expense                                       2,011         471     3,614       1,538
                                                        ------      ------    ------      ------
Net income                                              $3,328      $1,231    $5,928      $3,380
                                                        ======      ======    ======      ======
Net income per common share:  Basic                     $ 0.38      $ 0.14    $ 0.68      $ 0.40
                                                        ======      ======    ======      ======
                              Diluted                   $ 0.37      $ 0.13    $ 0.66      $ 0.37
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

                                HAVEN BANCORP, INC.
             Consolidated Statements of Changes in Stockholders' Equity
                    Six Months Ended June 30, 1999   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings   Income    Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1998            $119,867  100   51,383    79,085       945      (9,800)   (1,222)     (263)       (361)
Comprehensive Income:
  Net income                               5,928   -       -       5,928       -           -         -          -          -
  Other comprehensive income, net of tax
    Net unrealized depreciation on
    certain securities, net of
    reclassification adjustment (1)      (11,635)  -       -         -     (11,635)        -         -          -          -
                                         -------
Comprehensive Loss                        (5,707)  -       -         -         -           -         -          -          -
Dividends declared (note 5)               (1,341)  -       -      (1,341)      -           -         -          -          -
Treasury stock issued for RRP and deferred
  compensation plan (40,177 shares)          -     -       304       -         -           249       -         (20)       (533)
Stock options exercised, net of tax
  effect (55,990 shares) (note 4)            364   -        39       -         -           325       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                   518   -       344       -         -           -         146        28         -
Amortization of deferred compensation plan   208   -       -         -         -           -         -          -          208
                                         -------  ---   ------    ------    ------      ------    ------     -----       -----
Balance at June 30, 1999                $113,909  100   52,070    83,672   (10,690)     (9,226)   (1,076)     (255)       (686)
                                         =======  ===   ======    ======    ======      ======    ======     =====       =====


(1)  Disclosure of Reclassification Adjustment:
     (in thousands)                                                      Three Months Ended        Six Months Ended
                                                                           June 30, 1999            June 30, 1999
                                                                         ------------------        ----------------
  Net unrealized holding loss arising during period                          $(9,043)                 $(12,302)
  Less: reclassification adjustment for net gains included in net income         460                       667
                                                                               -----                    ------
  Net unrealized loss on securities available for sale                       $(8,583)                 $(11,635)
                                                                               =====                    ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                          ------------------
                                                                            1999      1998
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $ 5,928   $ 3,380
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                                 726     1,049
   Amortization of net deferred loan origination fees                         (351)      (19)
   Amortization of premiums and accretion of discounts on loans,
     mortgage-backed and debt securities                                        96      (994)
   Provision for loan losses                                                 1,555     1,320
   Provision for losses on real estate owned                                    20        30
   Deferred income taxes                                                      (243)     (465)
   Net gain on sales of interest-earning assets                               (835)     (406)
   Loans originated and purchased for sale, net of proceeds from sales     (30,736)  (69,585)
   Depreciation and amortization                                             2,224     1,896
   (Increase) decrease in accrued interest receivable                       (3,261)      346
   (Decrease) increase in due to broker                                    (97,458)   20,000
   Increase in other liabilities                                            26,339     8,772
   Decrease (increase) in other assets                                       7,843   (10,682)
                                                                            ------    ------
Net cash used in operating activities                                      (88,153)  (45,358)
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                   (239,256) (149,918)
  Proceeds from disposition of assets (including REO)                           59       440
  Purchases of securities available for sale                              (377,740) (337,436)
  Principal repayments and maturities on securities available for sale     118,649    78,607
  Proceeds from sales of securities available for sale                     129,678   182,263
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                          -       21,020
  Principal repayments on mortgage-backed securities held to maturity         -       24,834
  Purchases of FHLB stock, net                                              (1,270)   (5,255)
  Net decrease (increase) in premises and equipment                            239    (9,277)
                                                                           -------   -------
Net cash used in investing activities                                     (369,641) (194,722)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                 222,081   197,903
  Net increase (decrease) in short term borrowed funds                     227,762   (12,295)
  Increase in long term borrowed funds                                      28,145    70,845
  Payment of common stock dividends                                         (1,334)   (1,228)
  Stock options exercised                                                      366       425
                                                                           -------   -------
Net cash provided by financing activities                                  477,020   255,650
                                                                           -------   -------
Net increase in cash and cash equivalents                                   19,226    15,570
Cash and cash equivalents at beginning of period                            44,808    40,306
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $64,034   $55,876
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
    Interest                                                               $50,286   $43,175
    Income taxes                                                             2,203     1,631
  Additions to real estate owned                                               622       434
  Securities purchased, not yet received                                      -       30,000
  Mortgage-backed securities and debt securities held to
    maturity transferred to securities available for sale                     -      183,639
                                                                           =======   =======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 1999 and 1998
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank ("CFS" or the "Bank") and subsidiaries, as of June 30, 1999 and December 31, 1998 and for the three-month and six-month periods ended June 30, 1999 and 1998, respectively. Material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

NOTE 2 - SECURITIES AVAILABLE FOR SALE.
The amortized cost and estimated fair values of securities available for sale at June 30, 1999 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 111,285        190      (2,275)    109,200
  Corporate debt securities                        86,020        -           (10)     86,010
  Preferred Stock                                  10,650        -          (285)     10,365
                                                  -------      -----      ------     -------
                                                  207,955        190      (2,570)    205,575
                                                  -------      -----      ------     -------
MBSs available for sale:
  GNMA Certificates                                   370          5        -            375
  FNMA Certificates                               133,868        394      (2,930)    131,332
  FHLMC Certificates                               40,170        411        (123)     40,458
  CMOs and REMICS                                 635,515        826     (13,445)    622,896
                                                  -------      -----      ------     -------
                                                  809,923      1,636     (16,498)    795,061
                                                ---------      -----      ------   ---------
Total                                          $1,017,878      1,826     (19,068)  1,000,636
                                                 =======      =====      ======    =======

The net unrealized loss on securities available for sale at June
30, 1999, was reported as a separate component of stockholders' equity in the amount of $10.7 million, which is net of a tax effect of $6.5 million.

NOTE 3 - HAVEN CAPITAL TRUST II. On May 26, 1999, Haven Capital Trust II, a Delaware business trust (the "Trust"), completed the offering of $22.0 million of 10.25% Capital Securities (the "Capital Securities"). On June 18, 1999, an additional $3.3 million of Capital Securities were issued in connection with the exercise of the over-allotment option by the underwriters. The Capital Securities are included in borrowed funds in the consolidated statement of financial condition. The Company is the owner of all of the beneficial interests represented by the common securities of the Trust (the "Common Securities" and together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in the 10.25% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"), issued by the Company pursuant to an indenture, which Junior Subordinated Debentures are scheduled to mature on June 30, 2029. The Capital Securities have a mandatory redemption provision which is triggered by optional prepayment of the Junior Subordinated Debentures.
Chase Manhattan Bank is the Property Trustee of the Trust. During the quarter, $21.5 million of the proceeds from the Capital Securities was contributed to the Bank to support the Bank's in-store supermarket banking expansion. The remainder of the proceeds will be used for general corporate purposes.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the six months ended June 30, 1999 are as follows:

                                                 Weighted Average
                                       Options    Exercise Price
                                       -------   ----------------
Balance at December 31, 1998           1,305,268        9.44
  Granted                                181,500       13.78
  Forfeited                              (10,000)      25.70
  Exercised                              (55,990)       6.53
                                       ---------       -----
Balance at June 30, 1999               1,420,778        9.99
                                       =========       =====
Shares exercisable at June 30, 1999    1,115,376        8.25
                                       =========       =====

NOTE 5 - DIVIDENDS PAYABLE. On June 23, 1999, the Company's Board of Directors approved a quarterly cash dividend of $0.075 per share, payable on July 23, 1999, to shareholders of record as of July 2, 1999.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and does not require restatement of prior periods. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. There were 8,723,706 basic shares outstanding and 9,076,119 diluted shares outstanding for the three months ended June 30, 1999. There were 8,686,380 basic shares outstanding and 9,047,780 diluted shares outstanding for the six months ended June 30, 1999. The weighted average number of shares outstanding does not include 215,300 unallocated shares which are owned by the Employee Stock Ownership Plan ("ESOP") as of June 30, 1999 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6,

"Employers' Accounting for ESOPs". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the relevant period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 8 - COMPREHENSIVE (LOSS) INCOME - Comprehensive loss was $5.3 million and $5.7 million for the three month and six month periods ended June 30, 1999, respectively, and comprehsensive income was $4.0 million and $4.9 million for the three month and six month periods ended June 30, 1998, respectively.

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

Haven Bancorp's business currently consists primarily of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one- to four-family, owner occupied residential mortgage loans. In addition, the Bank will invest in debt, equity and mortgage-backed securities ("MBSs") to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its non-interest income, including mortgage banking income, its provision for loan losses and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate owned operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent, by government policies and actions of regulatory authorities.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1998
TO JUNE 30, 1999

                            ASSETS

Total assets increased by $400.9 million, or 16.7% to $2.80 billion at June 30, 1999 from $2.40 billion at December 31, 1998. Securities available for sale ("AFS") increased by $111.4 million, or 12.5% to $1.0 billion at June 30, 1999 from $889.3 million at December 31, 1998 primarily due to purchases for the AFS portfolio under a leverage program using the additional capital provided by the proceeds of the $25.3 million Capital Securities issued by Haven Capital Trust II in the second quarter of 1999. During the six months ended June 30, 1999, the Bank purchased $248.0 million of MBSs and $129.8 million of debt and equity securities. The emphasis on MBS securities was due to the availability of more favorable rates and shorter durations. These increases were partially offset by sales and principal payments of $129.7 million and $118.6 million, respectively. During the quarter ended June 30, 1999, the Bank purchased $111.1 million of MBSs and $74.7 million of debt and equity securities for its AFS portfolio, of which $78.0 million related to investments made with the proceeds of Haven Capital Trust II and for the related leverage strategy. These increases were partially offset by sales and principal repayments of $58.5 million and $54.2 million, respectively, for the quarter.

Net loans increased by $237.6 million, or 18.3% to $1.53 billion at June 30, 1999 from $1.30 billion at December 31, 1998. Loan originations during the six month period ended June 30, 1999 totaled $676.2 million (comprised of $587.3 million of residential one- to four-family mortgage loans, $5.5 million of equity loans and lines of credit, $54.8 million of multi-family loans, $26.6 million of commercial real estate loans and $2.1 million of construction loans). Originations of residential one- to four-family mortgage loans included purchases of $277.9 million of residential loans in the period. Residential loans originated or purchased for sale in the secondary market for the six months ended June 30, 1999 totaled $309.1 million. During the first half of 1999, the Bank sold $278.3 million of residential loans on a servicing released basis to third party investors. During the first half of 1999, principal repayments totaled $106.7 million. Loan originations during the quarter ended June 30, 1999, totaled $346.3 million (comprised of $294.5 million of residential one- to four-family mortgage loans, $2.4 million of equity loans and lines of credit, $28.0 million of multi-family loans and $21.4 million of commercial real estate loans). Residential loans originated or purchased for sale in the secondary market for the quarter ended June 30, 1999, totaled $148.5 million. During the quarter ended June 30, 1999, principal repayments totaled $53.4 million.

                         LIABILITIES

Deposits increased by $222.1 million, or 12.9% to $1.94 billion at June 30, 1999 from $1.72 billion at December 31, 1998 primarily due to deposit inflows in the Bank's supermarket branches. Over the past three years, the Bank's efforts have focused on establishing a supermarket branch structure by opening sixty supermarket branches in New York, New Jersey and Connecticut. An additional branch was opened in July 1999 and two additional branches are scheduled to open in the fourth quarter of 1999. Deposits in the supermarket branches totaled $700.4 million at June 30, 1999 compared to $504.0 million at December 31, 1998. The Bank had sixty supermarket bank branches as of June 30, 1999 compared to fifty-seven supermarket branches at December 31, 1998. Core deposits (comprised of checking, savings and money market accounts) were equal to 54.8% of total in-store branch deposits at June 30, 1999 compared to 45.6% in the Bank's eight traditional branches. Core deposits for the supermarket branches included $239.6 million of "Liquid Asset" account balances at June 30, 1999. This account was introduced at the supermarket branches in the second quarter of 1998 and currently pays an initial rate of 4.25% for balances over $2,500. Overall, core deposits represented 50.6% of total deposits at June 30, 1999 compared to 47.7% at December 31, 1998. Borrowed funds increased by $255.9 million, or 58.1% to $696.3 million at June 30, 1999 from $440.3 million at December 31, 1998 primarily due to the funding requirements for loan origination volume and wholesale purchases of CFS Mortgage, the Bank's residential lending division. In addition, during the second quarter, the Bank completed a leverage program requiring additional borrowings of $78.0 million to fund purchases for the AFS portfolio to offset the additional interest expense resulting from the $25.3 million of Haven Capital Trust II preferred securities.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity decreased to $113.9 million at June 30, 1999 from $119.9 million at December 31, 1998. The decrease in stockholders' equity was due to a reduction of $11.6 million in the unrealized gain on securities available for sale and dividends declared totaling $1.3 million. The decrease in the unrealized gain on AFS securities is the result of an increase in interest rates during the six months ended June 30, 1999 as evidenced by the five year treasury note which increased 111 basis points from December 31, 1998. These decreases were partially offset by net income of $5.9 million for the six months ended June 30, 1999, and by $1.1 million in amortization of awards of shares of stock by the Bank's RRPs, the amortization of the deferred compensation plan, and stock options exercised.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and real estate owned.

                                     June 30,       December 31,
(Dollars in Thousands)                 1999             1998
                                     --------       ------------
Non-accrual loans
  One- to four-family                 $ 5,567           3,779
  Cooperative                             217             367
  Multi-family                            617             308
  Non-residential and other             1,919           2,074
                                       ------          ------
     Total non-accrual loans            8,320           6,528
                                       ------          ------
Restructured loans
  One- to four-family                     319             544
  Cooperative                             180             183
  Multi-family                            244           1,130
                                       ------          ------
     Total restructured loans             743           1,857
                                       ------          ------
     Total non-performing loans         9,063           8,385
                                       ------          ------
REO, net
  One- to four-family                     370              66
  Cooperative                             133              38
  Non-residential and other                98             121
                                       ------          ------
     Total REO                            601             225
  Less allowance for REO                  (20)            (25)
                                       ------          ------
     REO, net                             581             200
                                       ------          ------
     Total non-performing assets      $ 9,644           8,585
                                       ======          ======
Non-performing loans to total loans      0.59%           0.64%
Non-performing assets to total assets    0.34            0.36
Non-performing loans to total assets     0.32            0.35


The increase in non-performing assets was primarily due to an increase of $678,000 in non-performing loans from December 31, 1998 to June 30, 1999 primarily due to the growth in the mortgage portfolio. The ratio of non-performing loans to total loans decreased primarily due to the increase of $238.6 million in total loans. The decrease in the ratio of non-performing assets to total assets was primarily due to the increase of $400.9 million in total assets. The ratio of non-performing loans to total assets decreased primarily due to the increase of $400.9 million in total assets which offset an increase of $678,000 in non-performing loans.

The Bank maintains an allowance for loan losses and an allowance for REO, which it believes are adequate for possible losses at each period end. Management's judgment as to possible losses is based on its review of the loan and REO portfolios and its judgment regarding prevailing and anticipated economic conditions and a variety of other factors which have an impact on those portfolios. Although management believes that the allowances are adequate as of the period end, additional provisions may be required in the future.

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1999 and 1998:

                                               June 30,  June 30,
(Dollars in Thousands)                           1999      1998
                                               --------  --------
Balance at beginning of period                 $13,978    12,528
Charge-offs:
   Residential                                    (835)     (218)
   Cooperative                                     -        (256)
   Multi-family                                    -        (708)
   Non-residential and other                       -        (285)
                                                ------    ------
     Total charge-offs                            (835)   (1,467)
                                                ------    ------
   Recoveries                                      318       934
                                                ------    ------
   Net charge-offs                                (517)     (533)
   Provision for loan losses                     1,555     1,320
                                                ------    ------
Balance at end of period                       $15,016    13,315
                                                ======    ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period    0.07%     0.09%
Ratio of allowance for loan losses to
  total loans at the end of the period           0.97      1.02
Ratio of allowance for loan losses to non-
  performing loans at the end of the period    165.68    137.04

The ratio of net charge-offs to average loans outstanding during the first half of 1999 decreased compared to the same period in 1998 due to the reduction in net charge-offs for the first half of 1999 compared to the first half of 1998. In addition to the reduction in net charge-offs, average loans outstanding increased $241.6 million, or 19.7% to $1.47 billion for the first half of 1999 from $1.23 billion for the same period in 1998. The ratio of allowance for loan losses to total loans decreased for the period due to the increase in average loans outstanding for the six months ended June 30, 1999. The ratio of allowance for loan losses to non-performing loans increased between the periods due to an increase of $1.7 million in the allowance for loan losses and a decrease of $600,000 in non-performing loans. The Bank's allowance for loan losses was $15.0 million and $13.3 million at June 30, 1999 and June 30, 1998, respectively, while non-performing loans totaled $9.1 million and $9.7 million, respectively, on those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans, debt securities and MBSs and maintaining an AFS portfolio. During the first half of 1999, the Bank originated or purchased for its portfolio $204.2 million of residential adjustable-rate mortgage loans and $83.4 million of adjustable-rate multi-family, commercial real estate and construction loans. The Company expects to continue its adjustable-rate mortgage loan originations through its CFS Mortgage division. During the six month period, the Bank purchased $427.4 million of fixed rate debt securities and MBSs to take advantage of higher yields and shorter durations when compared to rates offered on adjustable-rate securities. At June 30, 1999, $236.7 million, or 23.7% of the Company's AFS portfolio were adjustable-rate securities and $764.0 million or 76.3% of the portfolio were fixed-rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of checking, savings and money market accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At June 30, 1999, core deposits represented 50.6% of deposits compared to 47.7% of deposits at December 31, 1998. Core deposits included $239.6 million of "Liquid Asset" account balances at June 30, 1999. This account was introduced at the supermarket branches in the second quarter of 1998 and currently pays an initial rate of 4.25% for balances over $2,500. During the first half of 1999, savings accounts increased by $99.5 million, net of interest, and certificates of deposit increased by $60.7 million, net of interest. The number of checking accounts increased by 23,487, or 15.5% to 174,926 at June 30, 1999 from 151,439 at
December 31, 1998. Most of the increase, 22,917 accounts, is attributable to the Bank's supermarket bank branches. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as the supermarket branching program continues to grow and mature.

              LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 5.38% at June 30, 1999 compared to 4.24% at December 31, 1998.

The Company's primary sources of funds are deposits, advances from the Federal Home Loan Bank of New York ("FHLB-NY"), principal and interest payments on loans and MBSs and retained earnings.

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

The Company's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999 and December 31, 1998, cash and short-term investments totaled $64.0 million and $44.8 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, loans held for sale and AFS securities. Other sources of funds include FHLB advances, which at June 30, 1999 totaled $444.6 million. An additional source of funds are sales of securities under repurchase agreements, which totaled $200.1 million at June 30, 1999.

As of June 30, 1999, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital       Risk-Based Capital (3)
                                  --------------------   --------------------   -----------------------
                                  Amount   Ratio (1)     Amount   Ratio (1)     Amount   Ratio (1)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $160,475   5.71%       $160,475   5.71%       $174,291   12.20%

Minimum regulatory requirement      56,238   2.00         112,476   4.00(2)      114,304    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $104,237   3.71%       $ 47,999   1.71%       $ 59,987    4.20%
                                   =======   ====         =======   ====         =======    ====

(1) For tangible and core capital, the ratio is to adjusted total assets. For risk-based capital, the ratio is to total risk-weighted assets.

(2) Under the OTS's prompt corrective action regulations, the core capital requirement was effectively increased to 4.00% since OTS regulations stipulate that an institution with less than 4.00% core capital will be deemed to be classified as "undercapitalized".

(3) The OTS regulations require certain institutions with more than a "normal level" of interest rate risk to maintain capital in addition to the 8.0% risk-based capital requirement. The Bank currently is not, and does not anticipate that its risk-based capital requirement will be materially affected as a result of this OTS requirement. The OTS has indefinitely deferred the implementiation of the interest rate risk component in the computation of an insitution's risk-based capital requirement.

                  ANALYSIS OF CORE EARNINGS

The Company's profitability is primarily dependent upon net inter-est income, which represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income is dependent on the average balances and rates received on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by non-interest income, non-interest expense and income taxes.

The following tables set forth certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three months and six months ended June 30, 1999 and 1998, respectively, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                              Three months ended June 30,
                                                           1999                        1998
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,487,501 $27,630   7.43%  $1,250,170 $23,591   7.55%
 Other loans                                       34,045     786   9.23       32,841     823  10.02
 Mortgage-backed securities                       789,405  12,686   6.43      565,144   9,573   6.78
 Money market investments                           2,214      39   7.05        2,683      42   6.26
 Debt and equity securities                       184,011   3,095   6.73      161,806   2,703   6.68
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,497,176  44,236   7.09    2,012,644  36,732   7.30
Non-interest earning assets                       166,919  ------             147,818  ------
                                                ---------                   ---------
   Total assets                                 2,664,095                   2,160,462
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 637,276   5,015   3.15      411,048   2,700   2.63
 Certificate accounts                             932,977  12,071   5.18      880,308  12,615   5.73
 NOW accounts                                     238,726     419   0.70      184,101     341   0.74
 Money market accounts                             56,364     440   3.12       57,454     514   3.58
 Borrowed funds                                   607,135   8,371   5.52      430,229   6,412   5.96
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,472,478  26,316   4.26    1,963,140  22,582   4.60
Other liabilities                                  74,651  ------              80,298  ------
                                                ---------                   ---------
   Total liabilities                            2,547,129                   2,043,438
Stockholders' equity                              116,966                     117,024
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,664,095                  $2,160,462
                                                =========                   =========
Net interest income/net interest rate spread              $17,920   2.83%             $14,150   2.70%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $24,698           2.87%     $49,504           2.81%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             101.00%                     102.52%
                                                           ======                      ======

                                                             Six months ended June 30,
                                                           1999                        1998
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,432,368 $52,515   7.33%  $1,193,544 $45,330   7.60%
 Other loans                                       35,607   1,636   9.19       32,837   1,610   9.81
 Mortgage-backed securities                       775,820  25,336   6.53      551,130  18,504   6.71
 Money market investments                           1,865      69   7.40        5,429     146   5.38
 Debt and equity securities                       158,539   5,160   6.51      181,110   6,105   6.74
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,404,199  84,716   7.05    1,964,050  71,695   7.30
Non-interest earning assets                       157,266  ------             120,654  ------
                                                ---------                   ---------
   Total assets                                 2,561,465                   2,084,704
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 606,660   9,684   3.19      397,875   5,116   2.57
 Certificate accounts                             912,513  23,824   5.22      852,541  24,478   5.74
 NOW accounts                                     230,613     743   0.64      171,595     602   0.70
 Money market accounts                             57,175     859   3.00       56,357     937   3.33
 Borrowed funds                                   568,617  15,480   5.44      431,489  12,918   5.99
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,375,578  50,590   4.26    1,909,857  44,051   4.61
Other liabilities                                  67,392  ------              59,185  ------
                                                ---------                   ---------
   Total liabilities                            2,442,970                   1,969,042
Stockholders' equity                              118,495                     115,662
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,561,465                  $2,084,704
                                                =========                   =========
Net interest income/net interest rate spread              $34,126   2.79%             $27,644   2.69%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $28,621           2.84%     $54,193           2.82%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             101.20%                     102.84%
                                                           ======                      ======

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                ENDED JUNE 30, 1999 AND 1998

GENERAL. The Company reported net income of $3.3 million for the three months ended June 30, 1999 compared to net income of $1.2 million for the three months ended June 30, 1998. The increase in net income was primarily attributable to an increase of $3.8 million in net interest income and an increase of $4.6 million in non-interest income. These increases were partially offset by an increase of $4.5 million in non-interest expense from the prior year period. Income tax expense increased $1.5 million due to an increase of $3.6 million in pre-tax income.

INTEREST INCOME. Interest income increased by $7.5 million, or 20.4% to $44.2 million for the three months ended June 30, 1999 from $36.7 million for the three months ended June 30, 1998. The increase was primarily the result of a $4.0 million increase in interest income on mortgage loans, an increase of $3.1 million in interest income on MBSs and an increase of $392,000 in interest income on debt and equity securities.

Interest income on mortgage loans increased by $4.0 million, or 17.1% to $27.6 million for the three months ended June 30, 1999, from $23.6 million for the comparable three-month period in 1998, primarily as a result of an increase in average balances of mortgage loans of $237.3 million partially offset by a decrease in the average yield on mortgage loans of 12 basis points.

The increase in average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, which totaled $1.20 billion for the year of 1998 and $670.7 for the first half of 1999. The increased originations reflect the addition of the loan production franchise of CFS Mortgage. The decline in the average yield from the prior year was primarily due to the general decline in market interest rates in 1998.

Interest income on MBSs increased by $3.1 million, or 32.5% to $12.7 million for the three months ended June 30, 1999 from $9.6 million for the comparable three-month period in 1998, primarily due to an increase in average balances of MBSs of $224.3 million which was partially offset by a decrease in the average yield of 35 basis points.

Interest income on debt and equity securities increased by $392,000, or 14.5% to $3.1 million for the three months ended June 30, 1999 from $2.7 million for the comparable three-month period in 1998, primarily as a result of an increase in the average balance outstanding of $22.2 million and an increase in yield of 5 basis points.

INTEREST EXPENSE. Interest expense increased by $3.7 million, or 16.5% to $26.3 million for the three months ended June 30, 1999 from $22.6 million for the three months ended June 30, 1998. The increase was the result of an $1.8 million increase in interest expense on deposits and an increase of $2.0 million in interest expense on borrowings.

Interest on deposits increased by $1.8 million, or 11.0% to $17.9 million for the three months ended June 30, 1999 from $16.2 million for the comparable three-month period in 1998. The increase in interest on deposits was primarily due to the average balance which increased by $332.4 million, or 21.7% to $1.86 billion for the three months ended June 30, 1999 from $1.53 billion for the comparable three-month period in 1998. The increase in deposits is primarily attributable to the Bank's continuing supermarket banking expansion. At June 30, 1999, the Bank had sixty supermarket bank branches operating with combined deposits totaling $700.4 million compared to forty-five supermarket bank branches at June 30, 1998 with deposits totaling $322.7 million. The increase in average balance was primarily due to savings account balances which increased by $226.2 million, or 55.0% to $637.3 million for the three months ended June 30, 1999 from $411.0 million for the comparable three-month period in 1998. Interest expense on savings accounts increased by $2.3 million, or 85.7% to $5.0 million for the three months ended June 30, 1999 from $2.7 million in the same period in 1998. The average cost of savings accounts was 3.15% for the second quarter of 1999 compared to 2.63% for the second quarter of 1998. The increase in the average cost of savings accounts was due to the "Liquid Asset" account which was introduced at the supermarket bank branches during the second quarter of 1998. This account currently pays an initial rate of 4.25% for balances over $2,500. The Bank's supermarket branches had $303.2 million in savings balances as of June 30, 1999, including $239.6 million in liquid asset accounts, compared to $87.6 million as of June 30, 1998, including $38.4 million in liquid asset accounts. Interest expense on certificate accounts decreased by $544,000, or 4.3% to $12.1 million for the three months ended June 30, 1999 from $12.6 million in the same period in 1998. This was primarily due to the decline in the average cost of these deposits to 5.18% for the period ended June 30, 1999 from 5.73% for the same period last year. The average cost of all deposits was 3.85% for the three months ended June 30, 1999 compared to 4.22% for the second quarter of 1998 reflecting the general decline in market interest rates.

Interest on borrowed funds increased by $2.0 million, or 30.6% to $8.4 million for the three months ended June 30, 1999 from $6.4 million for the comparable three-month period in 1998. Borrowed funds on an average basis increased by $176.9 million between the periods due primarily to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1999 in order to fund loans originated and held for sale by CFS Mortgage and to complement deposit growth as a funding mechanism for mortgage loan originations. Approximately $78.0 million of the increase in borrowed funds was to fund the purchase of securities for the AFS portfolio for the leverage program using the additional capital provided by the proceeds from the Haven Capital Trust II capital securities. The average rate paid on borrowings decreased to 5.52% for the three months ended June 30, 1999 from 5.96% for the prior year period due to a decline in market rates in 1998.

NET INTEREST INCOME. Net interest income increased by $3.8 million, or 26.6% to $17.9 million for the three months ended June 30, 1999 from $14.2 million for the three months ended June 30, 1998. The increase is primarily due to the total average balance of interest-earning assets which increased by $484.5 million, or 24.1% to $2.50 billion for the three months ended June 30, 1999 from $2.01 billion for the same period last year. This growth is mainly due to growth in the Bank's residential mortgage loan and mortgage-backed securities portfolios. This increase was partially offset by the average yield on interest-earning assets which decreased to 7.09% for the three month period ended June 30, 1999 from 7.30% for the three-month period in 1998 caused by the general decline in market interest rates in 1998. The average cost of interest-bearing liabilities decreased to 4.26% from 4.60% for the three months ended June 30, 1999 and 1998, respectively. The net interest spread was 2.83% for the three months ended June 30, 1999 compared to 2.70% for the comparable period in 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $880,000 for loan losses for the three months ended June 30, 1999 compared to $650,000 for the comparable three-month period in 1998. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the overall growth in the Bank's loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $4.6 million, or 104.9% for the three months ended June 30, 1999 to $9.0 million from $4.4 million for the comparable three-month period in 1998. Non-interest income for the second quarter of 1999 included $677,000 of mortgage banking income compared to a mortgage banking loss of $270,000 in the second quarter of 1998, which included the first two months of operations of CFS Mortgage. Savings and checking fees increased by $1.5 million, or 65.5% to $3.8 million for the second quarter of 1999 compared to $2.3 million for the same period last year. The significant increase in savings and checking fees is primarily due to the number of checking accounts which increased by 49,622, or 39.6% to 174,926 accounts at June 30, 1999 from 125,304 accounts at June 30, 1998. A significant portion of this growth is attributable to the Bank's supermarket banking program. The supermarket branches generated savings and checking fees of $2.9 million for the second quarter of 1999 compared to $1.5 million for the second quarter of last year. Insurance, annuity and mutual fund fees for the second quarter of 1999 increased by $854,000, or 65.0% to $2.2 million from $1.3 million for the same period last year which included $1.2 million in revenue from sales originating from supermarket branches compared to $390,000 for the same period last year. The 1999 second quarter also included $285,000 in revenues from CFS Insurance, Inc. which was acquired in November 1998. The net gain realized on the sale of interest earning assets was $1.2 million for the three months ended June 30, 1999 compared to $54,000 for the same period last year. The 1999 net gain included approximately $0.5 million in gains on the sale of $20.5 million of adjustable rate mortgage loans which were sold servicing retained and $0.7 million in gains on the sale of AFS securities.

NON-INTEREST EXPENSE. Non-interest expense increased by $4.5 million, or 27.9% for the three months ended June 30, 1999 to $20.7 million from $16.2 million for the comparable three-month period in 1998. The increase was due primarily to the addition of the expenses of the loan production franchise of CFS Mortgage and the Bank's expansion of its supermarket banking program from forty-five branches at June 30, 1998 to sixty branches at June 30, 1999. As a result of the increased headcount, compensation and benefits costs increased by $1.6 million, or 16.8% to $10.9 million for the three months ended June 30, 1999 from $9.4 million for the same period last year. Occupancy and equipment costs increased by $1.1 million, or 44.4% to $3.4 million for the second quarter of 1999 from $2.4 million for the same period last year primarily due to the addition of fifteen supermarket branches as well as the expansion of the Bank's residential lending function through CFS Mortgage. Occupancy and equipment expense also increased as a result of the purchase of the Company's new headquarters, which was completed in the third quarter of 1998. Other operating costs increased by $1.8 million, or 41.8% to $6.1 million for the three months ended June 30, 1999 from $4.3 million for the same period last year also due to the addition of CFS Mortgage and the additional supermarket branches.

INCOME TAX EXPENSE. Income tax expense was $2.0 million for an effective tax rate of 37.7% for the three months ended June 30, 1999 compared to income tax expense of $471,000 for an effective tax rate of 27.7% for the comparable period in 1998. The 1998 quarter included a reversal of previously provided income taxes.

     COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS
              ENDED JUNE 30, 1999 AND 1998

GENERAL. The Company reported net income of $5.9 million for the six months ended June 30, 1999 compared to net income of $3.4 million for the six months ended June 30, 1998. The increase in net income was primarily attributable to an increase of $6.5 million in net interest income and an increase of $9.0 million in non-interest income. These increases were partially offset by an increase of $10.6 million in non-interest expense and the provision for loan losses which increased $235,000. Income tax expense increased $2.1 million from the same period last year due to an increase of $4.6 million in pre-tax income.

INTEREST INCOME. Interest income increased by $13.0 million, or 18.2% to $84.7 million for the six months ended June 30, 1999 from $71.7 million for the six months ended June 30, 1998. The increase was primarily the result of a $7.2 million increase in interest income on mortgage loans and an increase of $6.8 million in interest income on MBS securities. These increases were partially offset by decreases in interest income on debt and equity securities and money market investments of $945,000 and $77,000, respectively.

Interest income on mortgage loans increased by $7.2 million, or 15.9% to $52.5 million for the six months ended June 30, 1999, from

$45.3 million for the comparable six-month period in 1998. The increase was primarily the result of an increase in the average balance of mortgage loans of $238.8 million, partially offset by a decline in the average yield on mortgage loans of 27 basis points from the first six months of 1998. The increase in the average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, for the entire year of 1998 and the first six months of 1999 which totaled $1.20 billion and $670.7 million, respectively. The increased originations reflect the addition of the loan production franchise of CFS Mortgage during the second quarter of 1998. The originations for both periods were partially offset by principal payments of $279.7 million and $96.6 million, respectively. The decline in the average yield from the prior year was primarily due to the general decline in market interest rates in 1998.

Interest income on MBSs increased by $6.8 million, or 36.9% to $25.3 million for the six months ended June 30, 1999 from $18.5 million for the comparable six-month period in 1998 primarily due to an increase of $224.7 million in the average balance of MBSs for the 1999 period compared to the 1998 period. During the first six months of 1999, the Bank purchased $248.0 million of MBSs for its AFS portfolio which were partially offset by sales of MBSs totaling $112.5 million.

Interest income on debt and equity securities decreased by $945,000, or 15.5% to $5.2 million for the six months ended June 30, 1999 from $6.1 million for the comparable six-month period in 1998 primarily as a result of a decrease in average balances of $22.6 million and a 23 basis point decrease in the average yield. During the first six months of 1999, the Bank purchased $129.8 million of debt and equity securities for the AFS portfolio, which was partially offset by sales totaling $17.2 million. The emphasis on purchases of MBS securities over debt and equity securities for the AFS portfolio was due to the availability of competitive rates along with shorter durations.

INTEREST EXPENSE. Interest expense increased by $6.5 million, or 14.8% to $50.6 million for the six months ended June 30, 1999 from $44.1 million for the six months ended June 30, 1998. The increase was the result of a $3.9 million increase in interest expense on deposits and an increase of $2.6 million in interest expense on borrowed funds.

Interest on deposits increased by $3.9 million, or 12.8% to $35.1 million for the six months ended June 30, 1999 from $31.1 million for the comparable six-month period in 1998. The increase in interest on deposits was primarily due to the increase in the average balance of deposits by $328.6 million from $1.48 billion for the six months ended June 30, 1998 to $1.81 billion for the six months ended June 30, 1999. The deposit growth is primarily attri-butable to the Bank's supermarket banking program. The increase in average balance was primarily due to savings account balances which increased by $208.8 million, or 52.5% to $606.7 million for the six months ended June 30, 1999 from $397.9 million for the comparable six-month period in 1998. Interest expense on savings accounts increased by $4.6 million, or 89.3% to $9.7 million for the six months ended June 30, 1999 from $5.1 million in the same period in 1998. The average cost of savings accounts was 3.19% for the first six months of 1999 compared to 2.57% for the same period in 1998. The increase in the average cost of savings accounts was due to the "Liquid Asset" account which was introduced at the supermarket bank branches during the second quarter of 1998. Interest expense on certificate accounts decreased by $654,000, or 2.7% to $23.8 million for the six months ended June 30, 1999 from $24.5 million in the same period in 1998. This was primarily due to the decline in the average cost of these deposits to 5.22% for the period ended June 30, 1999 from 5.74% for the same period last year. The average cost of all deposits was 3.89% for the six months ended June 30, 1999 compared to 4.21% for the six months ended June 30, 1998 reflecting the general decline in market interest rates.

Interest on borrowed funds increased by $2.6 million, or 19.8% to $15.5 million for the six months ended June 30, 1999 from $12.9 million for the comparable six-month period in 1998. Borrowed funds on an average basis increased by $137.1 million between the periods primarily due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1999 in order to complement deposit growth as a funding mechanism for mortgage loan originations. In addition, approximately $78.0 million of the increase was to fund the purchase of securities for the leverage program using the additional capital provided by the proceeds from the Haven Capital Trust II capital securities. The average rate paid on borrowings decreased to 5.44% for the six months ended June 30, 1999 from 5.99% for the comparable prior-year period primarily due to a decline in market rates in 1998.

NET INTEREST INCOME. Net interest income increased by $6.5 million, or 23.4% to $34.1 million for the six months ended June 30, 1999 from $27.6 million for the six months ended June 30, 1998. The increase is primarily due to the total average balance of interest-earning assets which increased by $440.1 million, or 22.4% to $2.40 billion for the six months ended June 30, 1999 from $1.96 billion for the same period last year. This growth is mainly due to growth in the Bank's residential mortgage loan and mortgage-backed securities portfolios. This increase was partially offset by the average yield on interest-earning assets which decreased to 7.05% for the six-month period ended June 30, 1999 from 7.30% for the six-month period in 1998. The average cost of interest-bearing liabilities decreased to 4.26% from 4.61% for the six months ended June 30, 1999 and 1998, respectively, reflecting the general decline in market interest rates in 1998. The net interest spread decline in market interest rates in 1998. The net interest spread was 2.79% for the six months ended June 30, 1999 compared to 2.69% for the comparable period in 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $1.6 million for loan losses for the six months ended June 30, 1999 compared to $1.3 million for the comparable six-month period in 1998. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the continued overall growth in the Bank's loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $9.0 million, or 101.1% for the six months ended June 30, 1999 to $17.8 million from $8.9 million for the comparable six-month period in 1998. Non-interest income for the first six months of 1999 included $2.9 million in mortgage banking income compared to a mortgage banking loss of $270,000 for the same period last year related to loans sold in the secondary market during the period. Savings and checking fees increased by $2.8 million, or 68.6% to $7.0 million for the first six months of 1999 compared to $4.1 million for the same period last year. The significant increase in savings and checking fees is primarily due to the number of checking accounts which increased as a result of the Bank's supermarket banking program. The supermarket branches generated savings and checking fees of $5.1 million for the first six months of 1999 compared to $2.6 million for the comparable period last year. Insurance, annuity and mutual fund fees for the first six months of 1999 increased by $1.6 million, or 65.7% to $4.1 million from $2.5 million for the same period last year which included $2.1 million in revenue from sales originating from supermarket branches compared to $720,000 for the six months ended June 30, 1998. The 1999 results included $549,000 in revenues generated by CFS Insurance Agency, Inc. The Bank realized net gains of $1.6 million on the sale of interest earning assets for the six months ended June 30, 1999 compared to $406,000 for the comparable period last year.

NON-INTEREST EXPENSE. Non-interest expense increased by $10.6 million, or 35.0% for the six months ended June 30, 1999 to $40.9 million from $30.3 million for the comparable six-month period in 1998. The increase was due primarily to the addition of the expenses of the loan production franchise of CFS Mortgage and the Bank's expansion of its supermarket banking program from forty-five branches at June 30, 1998 to sixty branches at June 30, 1999. As a result of the increased headcount, compensation and benefits costs increased by $5.0 million, or 29.7% to $22.0 million for the six months ended June 30, 1999 from $16.9 million for the same period last year. Occupancy and equipment costs increased by $2.2 million, or 47.4% to $6.8 million for the first six months of 1999 from $4.6 million for the same period last year primarily due to the addition of fifteen supermakret branches as well as the expansion of the Bank's residential lending function through CFS Mortgage. Occupancy and equipment expense also increased as a result of the purchase of the Company's new headquarters, which was completed in the third quarter 1998. Other operating costs increased by $3.4 million, or 41.1% to $11.8 million for the six months ended June 30, 1999 from $8.3 million for the same period last year also due to the addition of CFS Mortgage and the additional supermarket branches.

INCOME TAX EXPENSE. Income tax expense was $3.6 million for an effective tax rate of 37.9% for the six months ended June 30, 1999 compared to income tax expense of $1.5 million for an effective tax rate of 31.3% for the comparable period in 1998.

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

In addition, under certain circumstances, failure to adequately address the year 2000 date issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the year 2000 date issue could result in a material adverse impact on the Company's services and competitive condition and, therefore, its results of operations.

The Company primarily uses a third party vendor to process its electronic data. This vendor has made modifications to or replacements of its computer applications and systems necessary to correct the year 2000 date issue. Management has substantially completed the testing of the modifications to these systems and applications. The Company also utilizes a combination of purchased and contract-based software as well as other third party vendors for a variety of data processing needs. The Company's assessment of potential computer issues for the year 2000 has been substantially completed. Where potential computer issues have been identified, the vendors have committed to definitive dates to resolve such issues. The Bank and the Company have substantially completed testing of both internally and externally supplied systems and all renovations to these systems. In the event that the Company's significant vendors do not achieve year 2000 compliance, the Company's operations could be adversely affected.

The Company has established contingency plans for those systems for which year 2000 issues will not be corrected. The OTS, the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies has published guidance on the year 2000 compliance and has identified the year 2000 issue as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed above. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

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

For the six months ended June 30, 1999, the Company incurred costs totaling $55,000 to achieve year 2000 compliance. The Company expects to incur approximately $150,000 in additional costs to achieve year 2000 compliance during the remainder of 1999.

Forward Looking Statements. Statements made herein that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those related to overall business conditions, particularly in the consumer financial services, mortgage and insurance markets in which Haven operates, fiscal and monetary policy, competitive products and pricing, credit risk management, changes in regulations affecting financial institutions and other risks and uncertainties discussed in Haven's SEC filings, including its 1998 Form 10-K. Haven disclaims any obligation to publicly announce future events or developments, which may affect the forward-looking statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK In management's opinion, there has not been a material change in market risk from December 31, 1998 as reported in item 7A of the Company's Form 10-K.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At June 30, 1999, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional $12.9 million of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

On May 18, 1999, the Bank was served with a complaint naming it as a defendant in a lawsuit. The lawsuit was commenced by the former president of the Bank's residential mortgage lending division in the Superior Court of New Jersey, Law Division, Middlesex County. The plaintiff alleges in this complaint that the Bank terminated his employment without "cause" as defined in his employment agreement and further alleges that the Bank breached the employment agreement and its obligation of good faith and fair dealing. The plaintiff seeks, among other things, unspecified money damages, including severance benefits, as well as bonus compensation in accordance with the employment agreement. The plaintiff also seeks a declaratory judgment that certain post-employment non-compete and non-solicitation covenants should no longer be effective. The Company denies these allegations and intends to vigorously defend this action. Although the Company cannot assure the outcome of this action, it does not believe it will have a material effect on our financial condition.

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

         (a) None.
         (b) 27.1 Financial Data Schedule.
         (c) None.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVEN BANCORP INC.
                                  (Registrant)



Date:  August 13, 1999         By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer



Date:  August 13, 1999         By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer