Form 10-Q
period 1999-09-30
HAVEN BANCORP INC
filed 1999-11-15
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999         OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 8,967,237 shares of the Registrant's common stock outstanding as of November 12, 1999.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of September 30, 1999 and December 31, 1998     3

         Consolidated Statements of Income for the
         Three months and Nine months ended
         September 30, 1999 and 1998                        4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Nine months
         ended September 30, 1999                           5

         Consolidated Statements of Cash Flows for the
         Nine months ended September 30, 1999 and 1998      6

         Notes to Consolidated Financial Statements      7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  11-32

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                 32

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                              32-33

Item 2.  Changes in Securities and Use of Proceeds         33

Item 3.  Defaults Upon Senior Securities                   33

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           33

Item 5.  Other Information                                 33

Item 6.  Exhibits and Reports on Form 8-K                  33


    Signature Page

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                      September 30, December 31,
                                                                          1999         1998
                                                                        --------    ------------
ASSETS
Cash and due from banks                                                 $   54,928   $   43,088
Money market investments                                                     1,237        1,720
Securities available for sale (note 2)                                     992,768      889,251
Loans held for sale                                                         53,976       54,188
Federal Home Loan Bank of NY stock, at cost                                 25,735       21,990
Loans receivable:
  First mortgage loans                                                   1,705,422    1,271,784
  Cooperative apartment loans                                                3,275        3,970
  Other loans                                                               28,133       34,926
                                                                         ---------    ---------
     Total loans receivable                                              1,736,830    1,310,680
Less allowance for loan losses                                             (15,828)     (13,978)
                                                                         ---------    ---------
Loans receivable, net                                                    1,721,002    1,296,702
Premises and equipment, net                                                 36,290       39,209
Accrued interest receivable                                                 15,877       12,108
Other assets                                                                40,027       37,267
                                                                         ---------    ---------
     Total assets                                                       $2,941,840   $2,395,523
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $2,015,509   $1,722,710
  Borrowed funds                                                           776,970      440,346
  Due to broker                                                               -          97,458
  Other liabilities                                                         38,397       15,142
                                                                         ---------    ---------
     Total liabilities                                                   2,830,876    2,275,656
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                            -           -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    9,918,750 shares issued; 8,966,537 and 8,859,692 shares
    outstanding at September 30, 1999 and December 31, 1998, respectively      100          100
  Additional paid-in capital                                                52,233       51,383
  Retained earnings, substantially restricted                               86,010       79,085
  Accumulated other comprehensive (loss) income:
    Unrealized (loss) gain on securities available for sale,
     net of tax effect                                                     (16,525)         945
  Treasury stock, at cost (952,213 and 1,059,058 shares at September
    30, 1999 and December 31, 1998, respectively)                           (9,158)      (9,800)
  Unallocated common stock held by Bank's ESOP                              (1,005)      (1,222)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (242)        (263)
  Unearned compensation                                                       (449)        (361)
                                                                         ---------    ---------
      Total stockholders' equity                                           110,964      119,867
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $2,941,840   $2,395,523
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three months Ended    Nine months Ended
                                                          September 30,        September 30,
                                                       ------------------    ------------------
                                                       1999          1998    1999          1998
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $30,615     $25,299   $83,130     $70,629
  Other loans                                              724         821     2,360       2,431
  Mortgage-backed securities                            12,952      11,610    38,288      30,114
  Money market investments                                  53          23       122         169
  Debt and equity securities                             4,134       2,226     9,294       8,331
                                                        ------      ------    ------      ------
     Total interest income                              48,478      39,979   133,194     111,674
                                                        ------      ------    ------      ------
Interest expense:
 Deposits:
  Savings accounts                                       5,114       3,366    14,798       8,482
  NOW accounts                                             428         344     1,171         946
  Money market accounts                                    430         525     1,289       1,462
  Certificate accounts                                  13,554      12,791    37,378      37,269
 Borrowed funds                                         10,400       8,015    25,880      20,933
                                                        ------      ------    ------      ------
     Total interest expense                             29,926      25,041    80,516      69,092
                                                        ------      ------    ------      ------
Net interest income before provision for loan losses    18,552      14,938    52,678      42,582
Provision for loan losses                                1,035         670     2,590       1,990
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     17,517      14,268    50,088      40,592
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           528         428     1,455       1,272
  Mortgage banking income                                   97       1,394     3,042       1,124
  Savings/checking fees                                  4,327       2,650    11,291       6,780
  Net gain on sales of interest-earning assets             111       1,185     1,680       1,591
  Insurance annuity and mutual fund fees                 2,231       1,472     6,374       3,973
  Other                                                    821         634     2,099       1,888
                                                        ------      ------    ------      ------
     Total non-interest income                           8,115       7,763    25,941      16,628
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                             10,917      10,412    32,884      27,346
  Occupancy and equipment                                3,482       2,947    10,265       7,547
  Real estate owned operations, net                        112          67       (72)         28
  Federal deposit insurance premiums                       255         231       763         660
  Other                                                  6,026       5,732    17,807      14,079
                                                        ------      ------    ------      ------
     Total non-interest expense                         20,792      19,389    61,647      49,660
                                                        ------      ------    ------      ------
Income before income tax expense                         4,840       2,642    14,382       7,560
Income tax expense                                       1,890         402     5,504       1,940
                                                        ------      ------    ------      ------
Net income                                              $2,950      $2,240    $8,878      $5,620
                                                        ======      ======    ======      ======
Net income per common share:  Basic                     $ 0.34      $ 0.26    $ 1.02      $ 0.66
                                                        ======      ======    ======      ======
                              Diluted                   $ 0.32      $ 0.24    $ 0.97      $ 0.61
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

                                HAVEN BANCORP, INC.
               Consolidated Statement of Changes in Stockholders' Equity
                  Nine months Ended September 30, 1999   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings   Income    Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1998            $119,867  100   51,383    79,085       945      (9,800)   (1,222)     (263)       (361)
Comprehensive Income:
  Net income                               8,878   -       -       8,878       -           -         -          -          -
  Other comprehensive income, net of tax
    Net unrealized depreciation on
    securities available for sale, net
    of reclassification adjustment (1)   (17,470)  -       -         -     (17,470)        -         -          -          -
                                         -------
Comprehensive Loss                        (8,592)  -       -         -         -           -         -          -          -
Dividends declared (note 5)               (1,953)  -       -      (1,953)      -           -         -          -          -
Treasury stock issued for RRP and deferred
  compensation plan (34,357 shares)          -     -       338       -         -           272       -         (20)       (590)
Stock options exercised, net of tax
  effect (72,488 shares) (note 4)            368   -        (2)      -         -           370       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                   772   -       514       -         -           -         217        41         -
Amortization of deferred compensation plan   502   -       -         -         -           -         -          -          502
                                         -------  ---   ------    ------    ------      ------    ------     -----       -----
Balance at September 30, 1999           $110,964  100   52,233    86,010    (16,525)    (9,158)   (1,005)     (242)       (449)
                                         =======  ===   ======    ======    ======      ======    ======     =====       =====


(1)  Disclosure of Reclassification Adjustment:
     (in thousands)                                                              Nine months Ended
                                                                                 September 30, 1999
                                                                                 ------------------
  Net unrealized holding loss arising during period                                   $(18,207)
  Less: reclassification adjustment for net gains included in net income                   737
                                                                                        ------
  Net unrealized loss on securities available for sale                                $(17,470)
                                                                                        ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                           -----------------
                                                                            1999      1998
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $ 8,878   $ 5,620
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of cost of stock benefit plans                               1,094     1,174
   Amortization of net deferred loan origination fees                         (522)     (779)
   Amortization of premiums and accretion of discounts on loans,
     mortgage-backed and debt securities                                        90    (1,401)
   Provision for loan losses                                                 2,590     1,990
   Provision for losses on real estate owned                                    36        35
   Deferred income taxes                                                       644     1,702
   Net gain on sales of interest-earning assets                             (1,680)   (1,591)
   Loans originated and purchased for sale, net of proceeds from sales         212   (58,236)
   Depreciation and amortization                                             3,307     2,186
   Increase in accrued interest receivable                                  (3,769)     (670)
   (Decrease) increase in due to broker                                    (97,458)   30,000
   Increase in other liabilities                                            23,248    24,663
   Decrease (increase) in other assets                                       8,097    (7,002)
                                                                            ------    ------
Net cash used in operating activities                                      (55,233)   (2,309)
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                   (426,582) (266,903)
  Proceeds from disposition of assets (including REO)                          111       565
  Purchases of securities available for sale                              (437,103) (486,666)
  Principal repayments and maturities on securities available for sale     160,310   120,025
  Proceeds from sales of securities available for sale                     145,961   323,002
  Principal repayments, maturities and calls on debt securities
    held to maturity                                                          -       21,020
  Principal repayments on mortgage-backed securities held to maturity         -       24,834
  Purchases of FHLB stock, net                                              (3,745)   (6,785)
  Net increase in premises and equipment                                      (388)  (12,134)
                                                                           -------   -------
Net cash used in investing activities                                     (561,436) (283,042)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                 292,799   262,820
  Net increase (decrease) in short term borrowed funds                     328,556  (180,350)
  Increase in long term borrowed funds                                       8,068   200,767
  Payment of common stock dividends                                         (1,945)   (1,781)
  Stock options exercised                                                      548       441
                                                                           -------   -------
Net cash provided by financing activities                                  628,026   281,897
                                                                           -------   -------
Net increase (decrease) in cash and cash equivalents                        11,357    (3,454)
Cash and cash equivalents at beginning of period                            44,808    40,306
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $56,165   $36,852
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
    Interest                                                               $79,938   $67,749
    Income taxes                                                             2,203     1,664
  Additions to real estate owned                                               622       558
  Securities purchased, not yet received                                      -       40,000
  Loan securitized                                                            -      105,691
  Mortgage-backed securities and debt securities held to
    maturity transferred to securities available for sale                     -      183,639
                                                                           =======   =======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  September 30, 1999 and 1998
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank ("CFS" or the "Bank") and subsidiaries, as of September 30, 1999 and December 31, 1998 and for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively. Material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

NOTE 2 - SECURITIES AVAILABLE FOR SALE.
The amortized cost and estimated fair values of securities available for sale at September 30, 1999 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 111,118          1      (2,845)    108,274
  Corporate debt securities                        94,723         79         (21)     94,781
  Preferred Stock                                  10,650         -         (785)      9,865
                                                  -------      -----      ------     -------
                                                  216,491         80      (3,651)    212,920
                                                  -------      -----      ------     -------
MBSs available for sale:
  GNMA Certificates                                   238          2        -            240
  FNMA Certificates                               128,280        317      (3,340)    125,257
  FHLMC Certificates                               34,968        316        (138)     35,146
  CMOs and REMICS                                 639,443      1,006     (21,244)    619,205
                                                  -------      -----      ------     -------
                                                  802,929      1,641     (24,722)    779,848
                                                ---------      -----      ------     -------
Total                                          $1,019,420      1,721     (28,373)    992,768
                                                =========      =====      ======     =======

The net unrealized loss on securities available for sale at September 30, 1999, was reported as a separate component of stockholders' equity in the amount of $16.5 million, which is net of a tax effect of $10.1 million.

NOTE 3 - HAVEN CAPITAL TRUST II. On May 26, 1999, Haven Capital Trust II, a Delaware business trust (the "Trust"), completed the offering of $22.0 million of 10.25% Capital Securities (the "Capital Securities"). On June 18, 1999, an additional $3.3 million of Capital Securities were issued in connection with the exercise of the over-allotment option by the underwriters. The Capital Securities are included in borrowed funds in the consolidated statement of financial condition. The Company is the owner of all of the beneficial interests represented by the common securities of the Trust (the "Common Securities" and together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in the 10.25% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"), issued by the Company pursuant to an indenture, which Junior Subordinated Debentures are scheduled to mature on September 30, 2029. The Capital Securities have a mandatory redemption provision which is triggered by optional prepayment of the Junior Subordinated Debentures. The Chase Manhattan Bank is the Property Trustee of the Trust. During the second quarter, $21.5 million of the proceeds from the sale of Capital Securities was contributed to the Bank to support the Bank's in-store supermarket banking expansion. The remainder of the proceeds will be used for general corporate purposes.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the nine months ended September 30, 1999 are as follows:

                                                  Weighted Average
                                        Options    Exercise Price
                                        -------   ----------------
Balance at December 31, 1998              1,305,268        9.44
  Granted                                   206,500       13.80
  Forfeited                                 (10,000)      25.70
  Exercised                                 (72,488)       7.59
                                          ---------       -----
Balance at September 30, 1999             1,429,280       10.05
                                          =========       =====
Options exercisable at September 30, 1999 1,098,878        8.21
                                          =========       =====

NOTE 5 - DIVIDENDS PAYABLE.  On September 22, 1999, the Company's
Board of Directors approved a quarterly cash dividend of $0.075 per share, payable on October 22, 1999, to shareholders of record as of October 4, 1999.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for one year, to all fiscal quarters of all fiscal years beginning after June 15, 2000. The delay applies to quarterly and annual financial statements. SFAS No. 137 is effective upon issuance and does not require restatement of prior periods. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. There were 8,760,665 basic weighted average shares outstanding and 9,211,027 diluted weighted average shares outstanding for the three months ended September 30, 1999. There were 8,720,916 basic weighted average shares outstanding and 9,113,691 diluted weighted average shares outstanding for the nine months ended September 30, 1998. The weighted average number of shares outstanding does not include 200,968 unallocated shares which are owned by the Employee Stock Ownership Plan ("ESOP") as of September 30, 1999 in accordance with American Institute of CPAs ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for ESOPs". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the relevant period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 8 - COMPREHENSIVE (LOSS) INCOME - Comprehensive loss was $2.9 million and $8.6 million for the three-month and nine-month periods ended September 30, 1999, respectively, and comprehensive income was $4.9 million and $9.8 million for the three-month and nine-month periods ended September 30, 1998, respectively.

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

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1998
TO SEPTEMBER 30, 1999

                            ASSETS

Total assets increased by $546.3 million, or 22.8% to $2.94 billion at September 30, 1999 from $2.40 billion at December 31, 1998. Securities available for sale ("AFS") increased by $103.5 million, or 11.6% to $992.8 million at September 30, 1999 from $889.3 million at December 31, 1998 primarily due to purchases for the AFS portfolio under a leverage program using the additional capital provided by the proceeds of the $25.3 million Capital Securities issued by Haven Capital Trust II during the second quarter of 1999. During the nine-months ended September 30, 1999, the Bank purchased

$298.2 million of MBSs and $138.9 million of debt and equity securities. The emphasis on MBS securities was due to the availability of more favorable rates and shorter durations. These increases were partially offset by sales and principal payments of $146.0 million and $160.3 million, respectively. During the quarter ended September 30, 1999, the Bank purchased $50.3 million of MBSs and $9.1 million of debt and equity securities for its AFS portfolio. These increases were partially offset by sales and principal repayments of $16.3 million and $41.7 million, respectively, for the quarter.

Net loans increased by $424.3 million, or 32.7% to $1.72 billion at September 30, 1999 from $1.30 billion at December 31, 1998. Loan originations and purchases during the nine-month period ended September 30, 1999 totaled $1.09 billion (comprised of $943.8 million of residential one- to four-family mortgage loans, $7.3 million of home equity loans and lines of credit, $89.0 million of multi-family loans, $51.6 million of commercial real estate loans and $2.1 million of construction loans). Residential loans originated or purchased for sale in the secondary market for the nine months ended September 30, 1999 totaled $462.3 million. The Bank also sold $20.5 million in loans previously held in the Bank's portfolio, in a bulk sale on June 30, 1999. The Bank retained the right to service these loans. During the first nine months of 1999, the Bank sold $435.7 million of residential loans on a servicing released basis to third party investors. During the first nine months of 1999, principal repayments totaled $212.0 million. Loan originations and purchases during the quarter ended September 30, 1999, totaled $417.5 million (comprised of $356.5 million of residential one- to four-family mortgage loans, $1.8 million of home equity loans and lines of credit, $34.2 million of multi-family loans and $25.0 million of commercial real estate loans). Residential loans originated or purchased for sale in the secondary market for the quarter ended September 30, 1999, totaled $153.3 million. During the quarter ended September 30, 1999, principal repayments totaled $105.3 million.

                         LIABILITIES

Deposits increased by $292.8 million, or 17.0% to $2.02 billion at September 30, 1999 from $1.72 billion at December 31, 1998 primarily due to deposit inflows in the Bank's supermarket branches. Over the past three years, the Bank's efforts have focused on establishing a supermarket branch structure by opening sixty-one supermarket branches in New York, New Jersey and Connecticut. Two additional supermarket branches are scheduled to open in the fourth quarter of 1999. Deposits in the supermarket branches totaled $778.1 million at September 30, 1999 compared to $504.0 million at December 31, 1998. The Bank had sixty-one supermarket bank branches as of September 30, 1999 compared to fifty-seven supermarket branches at December 31, 1998. Core deposits (comprised of checking, savings and money market accounts) were equal to 49.6% of total supermarket branch deposits at September 30, 1999 compared to 44.8% in the Bank's eight traditional branches. Core deposits for the supermarket branches included $236.8 million of "Liquid Asset" account balances at September 30, 1999. This account was introduced at the supermarket branches in the second quarter of 1998 and currently pays an initial rate of 4.25% for balances over $2,500. Overall, core deposits represented 48.9% of total deposits at September 30, 1999 compared to 47.7% at December 31, 1998. Borrowed funds increased by $336.6 million, or 76.4% to $777.0 million at September 30, 1999 from $440.3 million at December 31, 1998 primarily due to the funding requirements for loan origination volume and wholesale purchases of CFS Mortgage, the Bank's residential lending division. In addition, during the second quarter, the Bank completed a leverage program requiring additional borrowings of $78.0 million to fund purchases for the AFS portfolio to offset the additional interest expense resulting from the $25.3 million of Haven Capital Trust II capital securities.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity decreased to $111.0 million at September 30, 1999 from $119.9 million at December 31, 1998. The decrease in stockholders' equity was due to unrealized depreciation of $17.5 million in the value of securities available for sale and dividends declared totaling $2.0 million. The unrealized depreciation on AFS securities is the result of an increase in interest rates during the nine months ended September 30, 1999 as evidenced by the five year treasury note which increased 121 basis points from December 31, 1998. These decreases were partially offset by net income of $8.9 million for the nine months ended September 30, 1999, and by $1.6 million in amortization of awards of shares of stock by the Bank's ESOP and RRPs, the amortization of the deferred compensation plan, and stock options exercised.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required nine-month seasoning period), restructured loans and real estate owned ("REO").

                                   September 30,    December 31,
                                       1999             1998
                                   ------------     ------------
                                      (Dollars in Thousands)
Non-accrual loans
  One- to four-family                 $ 4,955           3,779
  Cooperative                             203             367
  Multi-family                            297             308
  Non-residential and other             2,023           2,074
                                       ------          ------
     Total non-accrual loans            7,478           6,528
                                       ------          ------
Restructured loans
  One- to four-family                     317             544
  Cooperative                             179             183
  Multi-family                            239           1,130
                                       ------          ------
     Total restructured loans             735           1,857
                                       ------          ------
     Total non-performing loans         8,213           8,385
                                       ------          ------
REO, net
  One- to four-family                     333              66
  Cooperative                             111              38
  Non-residential and other                98             121
                                       ------          ------
     Total REO                            542             225
  Less allowance for REO                  (20)            (25)
                                       ------          ------
     REO, net                             522             200
                                       ------          ------
     Total non-performing assets      $ 8,735           8,585
                                       ======          ======
Non-performing loans to total loans      0.47%           0.64%
Non-performing assets to total assets    0.30            0.36
Non-performing loans to total assets     0.28            0.35


The increase in non-performing assets was primarily due to increases of $1.0 million in non-accrual loans and $322,000 in REO from December 31, 1998 to September 30, 1999, respectively, substantially offset by a decline in restructured loans of $1.1 million. The ratios of non-performing loans to total loans, non-performing assets to total assets, and non-performing loans to total assets each declined significantly from December 31, 1998 to September 30, 1999, primarily due to the growth in the mortgage loan portfolio.


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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1999 and 1998:

                                        September 30, September 30,
                                            1999          1998
                                        ------------  -------------
                                          (Dollars in Thousands)
Balance at beginning of period             $ 13,978       12,528
Charge-offs:
   Residential                                 (244)        (415)
   Cooperative                                 -            (248)
   Multi-family                                -            (708)
   Non-residential and other                   (848)        (396)
                                             ------       ------
     Total charge-offs                       (1,092)      (1,767)
   Recoveries                                   352        1,040
                                             ------       ------
   Net charge-offs                             (740)        (727)
   Provision for loan losses                  2,590        1,990
                                             ------       ------
Balance at end of period                     15,828       13,791
                                             ======       ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period  0.05         0.08%
Ratio of allowance for loan losses to
  total loans at the end of the period         0.91         1.05
Ratio of allowance for loan losses to non-
  performing loans at the end of the period  192.72       151.85


The ratio of net charge-offs to average loans outstanding during the first nine months of 1999 decreased compared to the same period in 1998 primarily due to an increase of $279.1 million in average loans outstanding for the first nine months of 1999 compared to the first nine months of 1998. The ratio of the allowance for loan losses to total loans decreased for the period due to the increase in average loans outstanding for the nine months ended September 30, 1999. The ratio of the allowance for loan losses to non-performing loans increased between the periods due primarily to an increase of $2.0 million in the allowance for loan losses, as well as an $869,000 decline in non-performing loans. The Bank's allowance for loan losses was $15.8 million and $13.8 million at September 30, 1999 and September 30, 1998, respectively, while non-performing loans totaled $8.2 million and $9.1 million, respectively, on those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans, debt securities and MBSs and maintaining an AFS portfolio. During the first nine months of 1999, the Bank originated or purchased for its portfolio $367.9 million of residential ARM loans and $142.6 million of adjustable-rate multi-family, commercial real estate and construction loans. The Company expects to continue its ARM loan originations through its CFS Mortgage division. During the nine-month period, the Bank purchased $348.6 million of fixed-rate debt securities and MBSs to take advantage of higher yields and shorter durations when compared to rates offered on adjustable-rate securities. At September 30, 1999, $232.9 million, or 23.5% of the Company's AFS portfolio were adjustable-rate securities and $759.9 million or 76.5% of the portfolio were fixed-rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of checking, savings and money market accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At September 30, 1999, core deposits represented 48.9% of deposits compared to 47.7% of deposits at December 31, 1998. During the first nine months of 1999, savings accounts increased by $87.7 million, net of interest, and certificates of deposit increased by $128.7 million, net of interest. The number of checking accounts increased by 36,271, or 24.0% to 187,710 at September 30, 1999 from 151,439 at December 31, 1998. Most of the increase, 35,061 accounts, is attributable to the Bank's supermarket branches. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as the supermarket branching program continues to grow and mature.

              LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 4.34% at September 30, 1999 compared to 4.24% at December 31, 1998.

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

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999 and December 31, 1998, cash and short-term investments totaled $56.2 million and $44.8 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, loans held for sale and AFS securities. Other sources of funds include FHLB advances, which at September 30, 1999 totaled $497.4 million. An additional source of funds are sales of securities under repurchase agreements, which totaled $228.0 million at September 30, 1999.

As of September 30, 1999, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital       Risk-Based Capital (3)
                                  --------------------   --------------------   -----------------------
                                  Amount   Ratio (1)     Amount   Ratio (1)     Amount   Ratio (1)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $164,136   5.54%       $164,136   5.54%       $178,764   11.61%

Minimum regulatory requirement      59,302   2.00         118,603   4.00(2)      123,206    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $104,834   3.54%       $ 45,533   1.54%       $ 55,558    3.61%
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

                  ANALYSIS OF CORE EARNINGS

The Company's profitability is primarily dependent upon net inter-est income, which represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income is dependent on the average balances and rates received on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by provision for loan losses, non-interest income, non-interest expense and income taxes.

The following tables set forth certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three months and nine months ended September 30, 1999 and 1998, respectively, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                           Three months ended September 30,
                                                           1999                        1998
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,688,701 $30,615   7.25%  $1,340,030 $25,299   7.55%
 Other loans                                       39,093     724   7.41       33,654     821   9.76
 Mortgage-backed securities                       800,778  12,952   6.47      691,703  11,610   6.71
 Money market investments                           2,717      53   7.80        1,337      23   6.88
 Debt and equity securities                       236,259   4,134   7.00      134,477   2,226   6.62
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,767,548  48,478   7.01    2,201,201  39,979   7.26
Non-interest earning assets                       138,167  ------             119,468  ------
                                                ---------                   ---------
   Total assets                                 2,905,715                   2,320,669
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 654,038   5,114   3.13      456,977   3,366   2.95
 Certificate accounts                           1,027,514  13,554   5.28      896,836  12,791   5.70
 NOW accounts                                     243,768     428   0.70      182,409     344   0.75
 Money market accounts                             55,249     430   3.11       58,371     525   3.60
 Borrowed funds                                   743,586  10,400   5.59      535,299   8,015   5.99
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,724,155  29,926   4.39    2,129,892  25,041   4.70
Other liabilities                                  70,176  ------              70,695  ------
                                                ---------                   ---------
   Total liabilities                            2,794,331                   2,200,587
Stockholders' equity                              111,384                     120,082
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,905,715                  $2,230,669
                                                =========                   =========
Net interest income/net interest rate spread              $18,552   2.62%             $14,938   2.56%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $43,393           2.68%     $71,309           2.71%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             101.59%                     103.35%
                                                           ======                      ======

                                                            Nine months ended September 30,
                                                           1999                        1998
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,517,812 $83,130   7.30%  $1,242,373 $70,629   7.58%
 Other loans                                       36,769   2,360   8.56       33,109   2,431   9.79
 Mortgage-backed securities                       784,139  38,288   6.51      597,988  30,114   6.71
 Money market investments                           2,149     122   7.57        4,065     169   5.54
 Debt and equity securities                       184,446   9,294   6.72      165,566   8,331   6.71
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,525,315 133,194   7.03    2,043,101 111,674   7.29
Non-interest earning assets                       150,900  ------             120,258  ------
                                                ---------                   ---------
   Total assets                                 2,676,215                   2,163,359
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 622,453  14,798   3.17      417,576   8,482   2.71
 Certificate accounts                             950,846  37,378   5.24      867,306  37,269   5.73
 NOW accounts                                     234,998   1,171   0.66      175,199     946   0.72
 Money market accounts                             56,533   1,289   3.04       57,028   1,462   3.42
 Borrowed funds                                   629,823  25,880   5.48      466,093  20,933   5.99
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,494,653  80,516   4.30    1,983,202  69,092   4.65
Other liabilities                                  65,437  ------              63,022  ------
                                                ---------                   ---------
   Total liabilities                            2,560,090                   2,046,224
Stockholders' equity                              116,125                     117,135
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,676,215                  $2,163,359
                                                =========                   =========
Net interest income/net interest rate spread              $52,678   2.73%             $42,582   2.64%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $30,662           2.78%     $59,899           2.78%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             101.23%                     103.02%
                                                           ======                      ======

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL. The Company reported net income of $3.0 million for the three months ended September 30, 1999 compared to net income of $2.2 million for the three months ended September 30, 1998. The increase in net income was primarily attributable to an increase of $3.6 million in net interest income and an increase of $352,000 in non-interest income. These increases were partially offset by an increase of $1.4 million in non-interest expense from the prior year period. Income tax expense increased $1.5 million due to an increase of $2.2 million in pre-tax income.

INTEREST INCOME. Interest income increased by $8.5 million, or 21.3% to $48.5 million for the three months ended September 30, 1999 from $40.0 million for the three months ended September 30, 1998. The increase was primarily the result of a $5.2 million increase in interest income on mortgage and other loans, an increase of $1.3 million in interest income on MBSs and an increase of $1.9 million in interest income on debt and equity securities.

Interest income on mortgage and other loans increased by $5.2 million, or 20.0% to $31.3 million for the three months ended September 30, 1999, from $26.1 million for the comparable three-month period in 1998, primarily as a result of an increase in average balances of mortgage loans of $348.7 million partially offset by a decrease in the average yield on mortgage loans of 30 basis points.

The increase in average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, which totaled $1.22 billion for the year of 1998 and $1.09 billion for the first nine months of 1999. The increased originations reflect the addition of the loan production franchise of CFS Mortgage on May 1, 1998. The decline in the average yield from the prior year was primarily due to the general decline in market interest rates in 1998.

Interest income on MBSs increased by $1.3 million, or 11.6% to $13.0 million for the three months ended September 30, 1999 from $11.6 million for the comparable three-month period in 1998, primarily due to an increase in average balances of MBSs of $109.1 million which was partially offset by a decrease in the average yield of 24 basis points.

Interest income on debt and equity securities increased by $1.9 million, or 85.7% to $4.1 million for the three months ended September 30, 1999 from $2.2 million for the comparable three-month period in 1998, primarily as a result of an increase in the average balance outstanding of $101.8 million and an increase in yield of 38 basis points.

INTEREST EXPENSE. Interest expense increased by $4.9 million, or 19.5% to $29.9 million for the three months ended September 30, 1999 from $25.0 million for the three months ended September 30, 1998. The increase was the result of an $2.5 million increase in interest expense on deposits and an increase of $2.4 million in interest expense on borrowings.

Interest on deposits increased by $2.5 million, or 14.7% to $19.5 million for the three months ended September 30, 1999 from $17.0 million for the comparable three-month period in 1998. The increase in interest expense on deposits was primarily due to the average balance which increased by $386.0 million, or 24.2% to $1.98 billion for the three months ended September 30, 1999 from $1.59 billion for the comparable three-month period in 1998. The increase in deposits is primarily attributable to the Bank's continuing supermarket banking expansion. At September 30, 1999, the Bank had sixty-one supermarket branches operating with deposits totaling $778.1 million compared to fifty-two supermarket branches at September 30, 1998 with deposits totaling $424.9 million. The increase in average balance was primarily due to savings account balances which increased by $197.1 million, or 43.1% to $654.0 million for the three months ended September 30, 1999 from $457.0 million for the comparable three-month period in 1998. Interest expense on savings accounts increased by $1.7 million, or 51.9% to $5.1 million for the three months ended September 30, 1999 from $3.4 million in the same period in 1998. The average cost of savings accounts was 3.13% for the third quarter of 1999 compared to 2.95% for the third quarter of 1998. The increase in the average cost of savings accounts was due to the "Liquid Asset" account which was introduced at the supermarket branches during the second quarter of 1998. This account currently pays an initial rate of 4.25% for balances over $2,500. The Bank's supermarket branches had $299.8 million in savings balances as of September 30, 1999, including $236.8 million in liquid asset accounts, compared to $144.3 million as of September 30, 1998, including $96.3 million in liquid asset accounts. Certificate account balances increased by $130.7 million, or 14.6% to $1.03 billion for the three months ended September 30, 1999 from $896.8 million for the comparable three-month period in 1998. Interest expense on certificate accounts increased by $763,000, or 6.0% to $13.6 million for the three months ended September 30, 1999 from $12.8 million in the same period in 1998. This was primarily due to the increase in certificate account balances. The average cost of all deposits was 3.94% for the three months ended September 30, 1999 compared to 4.27% for the third quarter of 1998 reflecting the general decline in market interest rates.

Interest on borrowed funds increased by $2.4 million, or 29.8% to $10.4 million for the three months ended September 30, 1999 from $8.0 million for the comparable three-month period in 1998. Borrowed funds on an average basis increased by $208.3 million between the periods due primarily to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1999 in order to fund loans originated and held for sale by CFS Mortgage and to complement deposit growth as a funding mechanism for mortgage loan originations. Approximately $78.0 million of the increase in borrowed funds was to fund the purchase of securities for the AFS portfolio for the leverage program using the additional capital provided by the proceeds from the Haven Capital Trust II capital securities. The average rate paid on borrowings decreased to 5.59% for the three months ended September 30, 1999 from 5.99% for the prior year period due to a decline in market rates in 1998.

NET INTEREST INCOME. Net interest income increased by $3.6 million, or 24.2% to $18.6 million for the three months ended September 30, 1999 from $14.9 million for the three months ended September 30, 1998. The increase is primarily due to the total average balance of interest-earning assets which increased by $566.3 million, or 25.7% to $2.77 billion for the three months ended September 30, 1999 from $2.20 billion for the same period last year. This growth is mainly due to growth in the Bank's residential mortgage loan and MBS portfolios. This increase was partially offset by the average yield on interest-earning assets which decreased to 7.01% for the three-month period ended September 30, 1999 from 7.26% for the three-month period in 1998 caused by the general decline in market interest rates in 1998. The average cost of interest-bearing liabilities decreased to 4.39% from 4.70% for the three months ended September 30, 1999 and 1998, respectively. The net interest spread was 2.62% for the three months ended September 30, 1999 compared to 2.56% for the comparable period in 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $1.0 million for loan losses for the three months ended September 30, 1999 compared to $670,000 for the comparable three-month period in 1998. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the overall growth in the Bank's loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $352,000, or 4.5% for the three months ended September 30, 1999 to $8.1 million from $7.8 million for the comparable three-month period in 1998. Non-interest income for the third quarter of 1999 included $97,000 of mortgage banking income compared to mortgage banking income of $1.4 million in the third quarter of 1998. The decrease in mortgage banking income is due to a decrease in the Bank's loans held for sale volume and the gross margin achieved on secondary market sales. Savings and checking fees increased by $1.7 million, or 63.3% to $4.3 million for the third quarter of 1999 compared to $2.7 million for the same period last year. The increase in savings and checking fees is primarily due to the number of checking accounts which increased by 48,777, or 35.1% to 187,710 accounts at September 30, 1999 from 138,933 accounts at September 30, 1998. A significant portion of this growth is attributable to the Bank's supermarket banking program. The supermarket branches generated savings and checking fees of $3.5 million for the third quarter of 1999 compared to $1.8 million for the third quarter of last year. Insurance, annuity and mutual fund fees for the third quarter of 1999 increased by $759,000, or 51.6% to $2.2 million from $1.5 million for the same period last year which included $1.1 million in revenue from sales originating from supermarket branches compared to $664,000 for the same period last year. The 1999 third quarter also included $313,000 in revenues from CFS Insurance, Inc. which was acquired in November 1998. The net gain realized on the sale of interest-earning assets was $111,000 for the three months ended September 30, 1999 compared to $1.2 million for the same period last year. This decline was due to an increase in market rates during the second quarter of 1999 which minimized profit opportunities during the third quarter.

NON-INTEREST EXPENSE. Non-interest expense increased by $1.4 million, or 7.2% for the three months ended September 30, 1999 to $20.8 million from $19.4 million for the comparable three-month period in 1998. The increase was due primarily to the addition of the expenses of the loan production franchise of CFS Mortgage and the Bank's expansion of its supermarket banking program from fifty-two branches at September 30, 1998 to sixty-one branches at September 30, 1999. The Bank is planning to open two supermarket branches in the fourth quarter of 1999, which will result in an additional increase in non-interest expense. Compensation and benefits costs increased by $505,000, or 4.9% to $10.9 million for the three months ended September 30, 1999 from $10.4 million for the same period last year primarily as a result of increased headcount required by the supermarket banking expansion. Occupancy and equipment costs increased by $535,000, or 18.2% to $3.5 million for the third quarter of 1999 from $2.9 million for the same period last year primarily due to the addition of nine supermarket branches. Other operating costs increased by $294,000, or 5.1% to $6.0 million for the three months ended September 30, 1999 from $5.7 million for the same period last year also due to the addition of CFS Mortgage and the additional supermarket branches.

INCOME TAX EXPENSE. Income tax expense was $1.9 million for an effective tax rate of 39.0% for the three months ended September 30, 1999 compared to income tax expense of $402,000 for an effect-ive tax rate of 15.2% for the comparable period in 1998. The 1998 quarter included a reversal of previously provided income taxes.

     COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
              ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL. The Company reported net income of $8.9 million for the nine months ended September 30, 1999 compared to net income of $5.6 million for the nine months ended September 30, 1998. The increase in net income was primarily attributable to an increase of $10.1 million in net interest income and an increase of $9.3 million in non-interest income. These increases were partially offset by an increase of $12.0 million in non-interest expense and the provision for loan losses which increased $600,000. Income tax expense increased $3.6 million from the same period last year due to an increase of $6.8 million in pre-tax income.

INTEREST INCOME. Interest income increased by $21.5 million, or 19.3% to $133.2 million for the nine months ended September 30, 1999 from $111.7 million for the nine months ended September 30, 1998. The increase was primarily the result of a $12.4 million increase in interest income on mortgage and other loans and an increase of $8.2 million in interest income on MBS securities. In addition, interest income on debt and equity securities increased by $963,000, whereas, interest on money market investments decreased $47,000 from the same period last year.

Interest income on mortgage and other loans increased by $12.4 million, or 17.0% to $85.5 million for the nine months ended September 30, 1999, from $73.1 million for the comparable nine-month period in 1998. The increase was primarily the result of an increase in the average balance of mortgage loans of $275.4 million, partially offset by a decline in the average yield on mortgage loans of 28 basis points from the first nine months of 1998. The increase in the average balance of mortgage loans between the periods was primarily due to mortgage originations, including purchases, for the entire year of 1998 and the first nine months of 1999 which totaled $1.22 billion and $1.09 billion, respectively. The increased originations reflect the addition of the loan production franchise of CFS Mortgage during the second quarter of 1998. The originations for both periods were partially offset by principal payments of $279.7 million and $212.0 million, respectively. The decline in the average yield from the prior year was primarily due to the general decline in market interest rates in 1998. This decline has been partially offset by increases in market interest rates.

Interest income on MBSs increased by $8.2 million, or 27.1% to $38.3 million for the nine months ended September 30, 1999 from $30.1 million for the comparable nine-month period in 1998 primarily due to an increase of $186.2 million in the average balance of MBSs for the 1999 period compared to the 1998 period. During the first nine months of 1999, the Bank purchased $298.3 million of MBSs for its AFS portfolio which were partially offset by sales of MBSs totaling $128.8 million. The average yield declined by 20 basis points to 6.51% for the 1999 period.

Interest income on debt and equity securities increased by $963,000, or 11.6% to $9.3 million for the nine months ended September 30, 1999 from $8.3 million for the comparable nine-month period in 1998 primarily as a result of an increase in average balances of $18.9 million. During the first nine months of 1999, the Bank purchased $138.8 million of debt and equity securities for the AFS portfolio, which was partially offset by sales totaling $17.2 million. The emphasis on purchases of MBS securities over debt and equity securities for the AFS portfolio was due to the availability of more competitive rates along with shorter durations for MBSs.

INTEREST EXPENSE. Interest expense increased by $11.4 million, or 16.5% to $80.5 million for the nine months ended September 30, 1999 from $69.1 million for the nine months ended September 30, 1998. The increase was the result of a $6.5 million increase in interest expense on deposits and an increase of $4.9 million in interest expense on borrowed funds.

Interest on deposits increased by $6.5 million, or 13.4% to $54.6 million for the nine months ended September 30, 1999 from $48.2 million for the comparable nine-month period in 1998. The increase in interest on deposits was primarily due to the increase in the average balance of deposits by $347.7 million from $1.52 billion for the nine months ended September 30, 1998 to $1.86 billion for the nine months ended September 30, 1999. The deposit growth is primarily attributable to the Bank's supermarket banking program. The increase in average balance was primarily due to savings account balances which increased by $204.9 million, or 49.1% to $622.5 million for the nine months ended September 30, 1999 from $417.6 million for the comparable nine-month period in 1998. Interest expense on savings accounts increased by $6.3 million, or 74.5% to $14.8 million for the nine months ended September 30, 1999 from $8.5 million in the same period in 1998. The average cost of savings accounts was 3.17% for the first nine months of 1999 compared to 2.71% for the same period in 1998. The increase in the average cost of savings accounts was due to the "Liquid Asset" account. Certificate account balances increased by $83.5 million, or 9.6% to $950.8 million for the nine months ended September 30, 1999 from $867.3 million for the comparable nine-month period in 1998. The average cost of certificate accounts declined by 49 basis points to 5.24%. Interest expense on certificate accounts increased by $109,000, or 0.3% to $37.4 million for the nine months ended September 30, 1999 from $37.3 million in the same period in 1998. This was primarily due to the increase in average balances. The average cost of all deposits was 3.91% for the nine months ended September 30, 1999 compared to 4.23% for the nine months ended September 30, 1998 reflecting the general decline in market interest rates.

Interest on borrowed funds increased by $4.9 million, or 23.6% to $25.9 million for the nine months ended September 30, 1999 from $20.9 million for the comparable nine-month period in 1998. Borrowed funds on an average basis increased by $163.7 million between the periods primarily due to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 1999 in order to complement deposit growth as a funding mechanism for mortgage loan originations. In addition, approximately $78.0 million of the increase was to fund the purchase of securities for the leverage program using the additional capital provided by the proceeds from the Haven Capital Trust II capital securities. The average rate paid on borrowings decreased to 5.48% for the nine months ended September 30, 1999 from 5.99% for the comparable prior-year period primarily due to a decline in market interest rates in 1998.

NET INTEREST INCOME. Net interest income increased by $10.1 million, or 23.7 % to $52.7 million for the nine months ended September 30, 1999 from $42.6 million for the nine months ended September 30, 1998. The increase is primarily due to the total average balance of interest-earning assets which increased by $482.2 million, or 23.6% to $2.53 billion for the nine months ended September 30, 1999 from $2.04 billion for the same period last year. This growth is mainly due to growth in the Bank's residential mortgage loan and MBS portfolios. This increase was partially offset by the average yield on interest-earning assets which decreased to 7.03% for the nine-month period ended September 30, 1999 from 7.29% for the nine-month period in 1998. The average cost of interest-bearing liabilities decreased to 4.30% from 4.65% for the nine months ended September 30, 1999 and 1998, respectively, reflecting the general decline in market interest rates in 1998. The net interest spread was 2.73% for the nine months ended September 30, 1999 compared to 2.64% for the comparable period in 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $2.6 million for loan losses for the nine months ended September 30, 1999 compared to $2.0 million for the comparable nine-month period in 1998. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the continued overall growth in the Bank's loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $9.3 million, or 56.0% for the nine months ended September 30, 1999 to $25.9 million from $16.6 million for the comparable nine-month period in 1998. Non-interest income for the first nine months of 1999 included $3.0 million in mortgage banking income compared to mortgage banking income of $1.1 million for the same period last year related to loans sold in the secondary market during the period. Mortgage banking income has decreased in the last two quarters of 1999, due primarily to a decrease in the Bank's loans held for sale volume and gross margin achieved on secondary market sales. (See "Comparison of Results for the Three Months Ended September 30, 1999 and 1998.") Savings and checking fees increased by $4.5 million, or 66.5% to $11.3 million for the first nine months of 1999 compared to $6.8 million for the same period last year. The increase in savings and checking fees is primarily due to the number of checking accounts which increased as a result of the Bank's supermarket banking program. The supermarket branches generated savings and checking fees of $8.6 million for the first nine months of 1999 compared to $4.4 million for the comparable period last year. Insurance, annuity and mutual fund fees for the first nine months of 1999 increased by $2.4 million, or 60.4% to $6.4 million from $4.0 million for the same period last year which included $3.3 million in revenue from sales originating from supermarket branches compared to $1.4 million for the nine months ended September 30, 1998. The 1999 results included $863,000 in revenues generated by CFS Insurance Agency, Inc. The Bank realized net gains of $1.7 million on the sale of interest-earning assets for the nine months ended September 30, 1999 compared to $1.6 million for the comparable period last year.

NON-INTEREST EXPENSE. Non-interest expense increased by $12.0 million, or 24.1% for the nine months ended September 30, 1999 to $61.6 million from $49.7 million for the comparable nine-month period in 1998. The increase was due primarily to the addition of the expenses of the loan production franchise of CFS Mortgage and the Bank's expansion of its supermarket banking program from fifty-two branches at September 30, 1998 to sixty-one branches at September 30, 1999. The Bank is planning to open two supermarket branches in the fourth quarter of 1999, which will result in an additional increase in non-interest expense. As a result of the increased headcount, compensation and benefits costs increased by $5.5 million, or 20.3% to $32.9 million for the nine months ended September 30, 1999 from $27.3 million for the same period last year. Occupancy and equipment costs increased by $2.7 million, or 36.0% to $10.3 million for the first nine months of 1999 from $7.5 million for the same period last year primarily due to the addition of nine supermarket branches as well as the expansion of the Bank's residential lending function through CFS Mortgage. Occupancy and equipment expense also increased as a result of the purchase of the Company's new headquarters, which was completed in the third quarter of 1998. Other operating costs increased by $3.7 million, or 26.5% to $17.8 million for the nine months ended September 30, 1999 from $14.1 million for the same period last year also due to the addition of CFS Mortgage and the additional supermarket branches. Other non-interest expenses include: data processing expenses, stationery and supplies expense, advertising expenses, and telephone expenses, which, for the nine months ended September 30, 1999 totaled $2.6 million, $1.5 million, $1.3 million, and $1.2 million, respectively.

INCOME TAX EXPENSE. Income tax expense was $5.5 million for an effective tax rate of 38.3% for the nine months ended September 30, 1999 compared to income tax expense of $1.9 million for an effective tax rate of 25.7% for the comparable period in 1998. The nine-month period ended September 30, 1998 included a reversal of previously provided income taxes.

             COMPUTER ISSUES FOR THE YEAR 2000

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

For the nine months ended September 30, 1999, the Company incurred costs totaling $298,000 to achieve year 2000 compliance. The Company expects to incur approximately $25,000 in additional costs to achieve year 2000 compliance during the remainder of 1999.

                IMPACT OF NEW BANKING LEGISLATION

New legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers was signed into law on November 12, 1999. Generally, this legislation (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumer information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) modifies the laws governing the implementation of the Community Reinvestment Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities activities.

In particular, this legislation limits the activities that new unitary savings and loan association holding companies may engage in. Unitary savings and loan holding companies that are "grandfathered," i.e., became unitary savings and loan holding companies pursuant to applications filed with the OTS before May 4, 1999, will retain their authority under current law to engage in non-financial activities. All other savings and loan holding companies will be limited to financially related activities permissible for bank holding companies, as defined under the new law. In addition, this legislation prohibits non-financial companies from acquiring savings and loan association holding companies.

Bank holding companies will be permitted to engage in a wider variety of financial activities that are permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

We do not believe that this legislation will have a material adverse affect on our operations in the near term. However, to the extent that the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

                   FORWARD LOOKING STATEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK In management's opinion, there has not been a material change in market risk from December 31, 1998 as reported in item 7A of the Company's Form 10-K.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At September 30, 1999, the Bank has a lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in actual damages and an additional $12.4 million of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against these actions and has and will continue to defend its position.

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

The Company is involved in various other legal actions arising in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27.1 Financial Data Schedule.
         (b) Reports on Form 8-K - The Company filed a Form 8-K on September 7, 1999, which reported information under
             Item 5 - "Other Events."

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HAVEN BANCORP INC.
                                  (Registrant)



Date:  November 15, 1999       By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer


Date:  November 15, 1999       By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer