Form 10-K
period 1999-12-31
HAVEN BANCORP INC
filed 2000-03-30
CIK 900741

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                          FORM 10-K

  For Annual and Transition reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 1999
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $134,843,707 and is based upon the last sales price as quoted on the Nasdaq Stock Market for March 29, 2000.

The registrant had 9,026,661 shares outstanding as of March 29, 2000.
             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999, are incorporated by reference into Parts
I and II of this Form 10-K.

Portions of the Proxy Statement for the 2000 Annual Meeting of
Stockholders are incorporated by reference into Part III of this Form 10-K.

                             INDEX

                             PART I                             Page

Item 1.   Description of Business ..........................    1 - 50
            Business .......................................    1 - 2
            Recent Developments ............................    2 - 3
            Market Area and Competition ....................    3 - 4
            Lending Activities .............................    4 - 11
            Delinquencies and Classified Assets ............   11 - 15
            Allowances for Loan and REO Losses .............   15 - 18
            Investment Activities ..........................   18 - 20
            Mortgage-Backed Securities .....................   21 - 25
            Sources of Funds ...............................   25 - 29
            Borrowings .....................................   30 - 32
            Subsidiary Activities ..........................   33 - 34
            Personnel ......................................     34
            Regulation and Supervision .....................   34 - 46
            Federal and State Taxation .....................   46 - 48
Item 2.   Properties .......................................   48 - 50
Item 3.   Legal Proceedings ................................     50
Item 4.   Submission of Matters to a Vote of Security
            Holders ........................................     50

                            PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters ......................     51
Item 6.   Selected Financial Data ..........................     52
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............     52
Item 7a.  Quantitative and Qualitative Disclosures
          about Market Risk ................................     52
Item 8.   Financial Statements and Supplementary Data ......     52
Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............     52

                            PART III

Item 10.  Directors and Executive Officers of the
            Registrant ......................................    52
Item 11.  Executive Compensation ...........................     53
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ............................     53
Item 13.  Certain Relationships and Related Transactions ...     53

                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K ..............................  53 - 56

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT Statements made herein that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Haven Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, those related to overall business conditions, particularly in the consumer financial services, mortgage and insurance markets in which Haven Bancorp, Inc. operates, fiscal and monetary policy, competitive products and pricing, credit risk management, the ability of Haven Bancorp, Inc. to undertake a suitable transaction with respect to its residential mortgage lending division and changes in regulations affecting financial institutions.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           BUSINESS
Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") was incorporated under Delaware law on March 25, 1993 as the holding company for CFS Bank ("CFS" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company is headquartered in Westbury, New York and its principal business currently consists of the operation of its wholly owned subsidiary, the Bank. At December 31, 1999, the Company had consolidated total assets of $2.97 billion and stockholders' equity of $105.6 million.

Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was established in 1889 as a New York-chartered building and loan association and converted to a New York-chartered savings and loan association in 1940. The Bank converted to a federally chartered mutual savings bank in 1983. As the Bank expanded its presence in the New York tri-state area it changed its name to CFS Bank in 1997. The Bank is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum allowable amount by the FDIC. At December 31, 1999, the Bank had total assets of $2.96 billion and stockholders' equity of $147.0 million.

The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family, owner-occupied residential mortgage loans. Since 1994, the Bank has gradually increased its activity in multi-family and commercial real estate lending. In addition, the Bank will invest in debt, equity and mortgage-backed securities and other marketable securities to supplement its lending portfolio. Effective January 1, 1999, the Bank indefinitely discontinued offering certain consumer loans, including home equity loans and home equity lines of credit.

On May 1, 1998, the Bank completed the purchase of the loan production franchise of Intercounty Mortgage, Inc. ("IMI"). The business operates as a division of the Bank under the name CFS Mortgage originating and purchasing residential loans for the Bank's portfolio and for sale in the secondary market, primarily through six loan origination offices located in New York, New Jersey and Pennsylvania. Loan sales in the secondary market are primarily on a servicing-released basis, for which the Bank earns servicing-released premiums. The Company has retained an investment banking firm to pursue various strategic alternatives for the Company including the sale of parts of CFS Mortgage, which the Company expects to complete in early 2000.

On November 2, 1998, the Company purchased 100% of the outstanding common stock of Century Insurance Agency, Inc. The insurance agency operates as a wholly owned subsidiary of the Company under the name CFS Insurance Agency, Inc. ("CIA"), providing automobile, homeowners and casualty insurance to individuals, and various lines of commercial insurance to individuals.

The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which consists of the interest paid on its deposits and borrowed funds. The Bank's net income is also affected by its non-interest income, its provision for loan losses and its operating expenses consisting primarily of compensation and benefits, occupancy and equipment, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

                      RECENT DEVELOPMENTS

On March 24, 2000, the Company announced that it retained the investment banking firm of Lehman Brothers Inc. to advise the

Board of Directors on strategic alternatives for the Company. In addition, the Company formed a three-person committee of outside Board members to work with Lehman Brothers in these efforts. Chaired by Michael A. McManus, Jr., the committee includes Hanif Dahya and Robert M. Sprotte. The Company had previously announced that it had engaged Lehman Brothers to assist in evaluating options with respect to the Company's residential mortgage origination division. The Company expects a resolution regarding its residential mortgage division in the near future, which will result in the Company recording a restructuring charge, the amount of which cannot be determined at this time.
In addition, the Board approved a plan to reduce operating expenses through a reduction in the Company's workforce and elimination of certain other expenses across all departments and divisions. The Company expects to realize approximately $7 million in annualized savings as a result of these measures. The Company started to implement these initiatives as of March 24, 2000.

                  MARKET AREA AND COMPETITION

The Bank has been, and continues to be, a community oriented savings institution offering a variety of traditional financial services to meet the needs of the communities in which it operates. Management considers the Bank's reputation and customer service as its major competitive advantage in attracting and retaining customers in its market area.

The Bank's primary market area is concentrated in the neighborhoods surrounding its eight full service banking and sixty-three in-store banking facilities located in the New York City boroughs of Queens, Brooklyn, Manhattan and Staten Island, the New York counties of Nassau, Suffolk, Rockland and Westchester and in New Jersey and Connecticut. During 1999, the Bank opened six in-store branches. Management believes that in-store branching is a cost effective way to extend the Bank's franchise and put its sales force in touch with more prospective customers than possible through conventional bank branches. Management believes that all of its branch offices are located in communities that can generally be characterized as stable, residential neighborhoods of predominantly one- to four-family residences and middle income families.

During the past five years, the Bank's expanded loan work-out and resolution efforts have successfully contributed toward reducing non-performing assets to manageable levels. Although there are encouraging signs in the local economy and the Bank's real estate markets, it is unclear how these factors will affect the Bank's asset quality in the future. See "Delinquencies and Classified Assets."

The New York City metropolitan area has a large number of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans and deposits comes principally from savings and loan associations, savings banks, commercial banks, mortgage banking companies, insurance companies and credit unions. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities and insurance. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions and the recent passage of the Gramm-Leach-Bliley Act. See "Regulation and Supervision."

                   LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by owner occupied one- to four-family residences, and, to a lesser extent, multi-family residences, commercial real estate and construction and land loans. Also, the Bank's loan portfolio includes cooperative loans, which the Bank has not originated since 1990 except to facilitate the sale of real estate owned ("REO") or to restructure a problem asset. During 1999, loan originations and purchases totaled $1.38 billion (comprised of $1.20 billion of residential one- to four-family mortgage loans, $158.7 million of commercial and multi-family real estate loans, $11.2 million of construction loans and $8.9 million of consumer loans). One- to four-family mortgage loan originations and purchases included $634.8 million of loans originated and purchased for sale in the secondary market. During 1999, the Bank sold $561.7 million of one- to four-family mortgage loans in the secondary market on a servicing-released basis.

At December 31, 1999, the Bank had total mortgage loans outstanding of $1.77 billion, of which $1.33 billion were one- to four-family residential mortgage loans, or 74.0% of the Bank's total loans. At that same date, multi-family residential mortgage loans totaled $268.4 million, or 14.9% of total loans.

The remainder of the Bank's mortgage loans, included $167.5 million of commercial real estate loans, or 9.3% of total loans, $3.7 million of cooperative apartment loans, or 0.2% of total loans and $3.2 million of construction and land loans, or 0.2% of total loans. Other loans in the Bank's portfolio principally consisted of home equity lines of credit and consumer loans totaling $25.9 million, or 1.4% of total loans at December 31, 1999.

The following table sets forth the composition of the Bank's loan portfolio, excluding loans held for sale, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                             At December 31,
                                                             ---------------
                              1999              1998              1997              1996              1995
                         ---------------   ---------------   ---------------   ---------------   ---------------
                                 Percent           Percent           Percent           Percent           Percent
                                   of                of                of                of                of
                         Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                         ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family $1,332,169  73.98%  $888,610  67.85%  $805,690  69.93%  $556,818  65.63%  $325,050  57.03%
  Multi-family           268,358  14.90    215,542  16.46    143,559  12.46    105,341  12.42     79,008  13.86
  Commercial             167,518   9.30    163,935  12.52    148,745  12.91    127,956  15.08    111,038  19.48
  Cooperative              3,669   0.20      3,970   0.30     19,596   1.70     19,936   2.35     10,187   1.79
  Construction and land    3,168   0.18      2,731   0.20      2,263   0.20      4,227   0.50      5,737   1.01
                       ---------  -----  ---------  -----    -------  -----    -------  -----    -------  -----
Total mortgage loans   1,774,882  98.56  1,274,788  97.33  1,119,853  97.20    814,278  95.98    531,020  93.17

Other loans:
  Home equity lines of
    credit                11,328   0.63     15,173   1.16     15,449   1.34     15,677   1.85     16,454   2.89
  Property improvement
    loans                  1,502   0.08      2,634   0.20      4,392   0.38      6,957   0.82     10,248   1.80
  Loans on deposit
    accounts                 749   0.04        957   0.07        895   0.08        809   0.10        821   0.14
  Commercial loans           422   0.02        445   0.03        453   0.04        351   0.04        479   0.08
  Guaranteed student loans   667   0.04        774   0.06        882   0.08        985   0.12      1,181   0.21
  Unsecured consumer loans   978   0.05      2,029   0.16        450   0.04        809   0.10      1,950   0.34
  Other loans             10,302   0.58     12,914   0.99      9,770   0.84      8,506   0.99      7,834   1.37
                       --------- ------  --------- ------    ------- ------    ------- ------    ------- ------
Total other loans         25,948   1.44     34,926   2.67     32,291   2.80     34,094   4.02     38,967   6.83
                       --------- ------  --------- ------    ------- ------    ------- ------    ------- ------
Total loans            1,800,830 100.00% 1,309,714 100.00% 1,152,144 100.00%   848,372 100.00%   569,987 100.00%
                                 ======            ======            ======            ======            ======
Less:
  Unearned discounts,
   premiums and deferred
   loan fees, net          5,995               966            (1,363)             (786)           (1,029)
  Allowance for loan
   losses                (16,699)          (13,978)          (12,528)          (10,704)           (8,573)
                       ---------         ---------           -------           -------           -------
Loans, net            $1,790,126        $1,296,702        $1,138,253          $836,882          $560,385
                       =========         =========           =======           =======           =======


The following table shows the estimated contractual maturity of the Bank's loan portfolio at December 31, 1999, assuming no prepayments.

                                 At December 31, 1999
                              Mortgage   Other      Total
                               Loans     Loans      Loans
                              --------   -----     -------
                                    (In thousands)
Amounts due:
 Within one year              $ 75,797  $16,497     92,294
                               -------   ------    -------
 After one year:
  One to three years           171,079    1,390    172,469
  Three to five years          335,096    1,652    336,748
  Five to ten years            595,617    2,337    597,954
  Ten to twenty years          354,481    4,072    358,553
  Over twenty years            242,812      -      242,812
                             ---------   ------  ---------
    Total due after one year 1,699,085    9,451  1,708,536
                             ---------   ------  ---------
    Total                   $1,774,882  $25,948 $1,800,830
                             =========   ======  =========


The following table sets forth at December 31, 1999, the dollar amount of all loans due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                  Due After December 31, 2000
                                  Fixed    Adjustable    Total
                                  -----    ----------    -----
                                         (In thousands)
Mortgage loans:
  One- to four-family           $534,265 $  759,164   $1,293,429
  Multi-family                    38,586    217,360      255,946
  Commercial                      28,475    117,566      146,041
  Cooperative                        954      2,715        3,669
Other loans                        7,466      1,985        9,451
                                 -------  ---------    ---------
  Total                         $609,746 $1,098,790   $1,708,536
                                 =======  =========    =========



The following table sets forth the Bank's loan originations, loan purchases, sales and principal repayments for the periods indicated:


                                                 Years Ended December 31,
                                     1999       1998      1997      1996      1995
                                    ------     ------    ------    ------    ------
                                                     (In thousands)
Mortgage loans (gross):
At beginning of year             $1,274,788 $1,119,853   $814,278  $531,020  $483,232
  Mortgage loans originated(1):
   One- to four-family              568,072    177,544    121,498    98,783    64,139
   Multi-family                     102,305     88,504     64,181    46,310    11,726
   Commercial real estate            56,395     68,319     69,495    35,886    26,047
   Cooperative                         -            34       -         -           63
   Construction and land loans       11,188      2,806      3,773     1,562     4,367
                                  ---------    -------    -------   -------   -------
     Total mortgage loans
      originated                    737,960    337,207    258,947   182,541   106,342
  Mortgage loans purchased             -       297,906    200,900   172,300    26,241
  Transfer of mortgage loans
    to REO                             (622)      (623)    (1,695)   (3,470)   (4,638)
  Transfer of mortgage loans from/
    (to) loans held for sale         44,569       -          -       10,594   (12,038)
  Principal repayments             (259,143)  (269,164)  (151,215)  (78,209)  (67,274)
  Sales of mortgage loans (2)       (22,670)  (104,700)    (1,362)     (498)     (845)
  Transfer of loans to MBSs            -      (105,691)      -         -         -
                                  ---------  ---------  ---------   -------   -------
At end of year                   $1,774,882 $1,274,788 $1,119,853  $814,278  $531,020
                                  =========  =========  =========   =======   =======
Other loans (gross):
At beginning of year               $ 34,926   $ 32,291   $ 34,094  $ 38,967  $ 41,025
  Other loans originated              8,874     16,413     11,491     8,735    10,746
  Principal repayments              (17,852)   (13,778)   (13,294)  (13,608)  (12,804)
                                    -------    -------    -------   -------   -------
At end of year                     $ 25,948   $ 34,926   $ 32,291  $ 34,094  $ 38,967
                                    =======    =======    =======   =======   =======

(1)  Includes wholesale loan purchases.
(2) During 1999, the Bank sold $20.5 million of adjustable-rate mortgage loans previously held in the Bank's portfolio. During 1998, the Bank sold $83.3 million of adjustable-rate mortgage loans in several bulk sale transactions. Also during 1998, the Bank sold $14.0 million of cooperative apartment loans.

ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Bank offers both fixed-rate and adjustable-rate mortgage ("ARM") loans secured by one- to four-family residences located primarily in Long Island (in the New York counties of Nassau and Suffolk), the New York City boroughs of Queens, Manhattan, Brooklyn and Staten Island, the New York counties of Rockland and Westchester, as well as in Albany and Rochester, New York, New Jersey, Pennsylvania and Connecticut.

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

The Bank currently offers fixed-rate loans up to $1.0 million on one- to four-family residences with terms up to 30 years, as well as 30 year and 15 year fixed-rate bi-weekly loans. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Origination fees on fixed-rate loans typically range from 0% to 3% of the principal amount of the loan. Generally, the Bank's standard underwriting guidelines conform to the FNMA/FHLMC guidelines.

The Bank currently offers ARM loans up to $1.0 million which adjust either annually, or in 3, 5, 7, 10 or 15 years with maximum loan terms of 30 years. The Bank's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. For one year ARMs, the Bank qualifies borrowers based upon a rate of 2% over the initial rate. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank currently charges origination fees ranging from 0% to 2.0% for its one- to four-family ARM loans. ARM loans generally pose a risk that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. This potential risk is mitigated by the Bank's policy of originating ARM loans with annual and lifetime interest rate caps that limit the amount that a borrower's monthly payment may increase and by qualifying borrowers based upon a rate of 2% over the initial rate. During 1999, the Bank originated or purchased $443.6 million of one- to four-family ARM loans for portfolio.

The Bank originates 30 year and 15 year fixed-rate loans for immediate sale, primarily to private investors, while it generally retains ARM loans, 10, and 20 year fixed-rate loans, and 15 and 30 year bi-weekly fixed-rate loans for portfolio. The Bank arranges for the sale of such loans at the acceptance of the commitment by the applicant to the investor through "assignments of trade" or "best efforts" commitments. The Bank sells loans on a servicing-released basis. For the year ended December 31, 1999, the Bank originated and purchased approximately $634.8 million of primarily fixed rate, one- to four-family loans for sale in the secondary market, $561.7 million of which were sold in 1999 and $44.6 million of which were transferred to portfolio.

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

MULTI-FAMILY LENDING. The Bank originates multi-family loans with contractual terms of up to 15 years where the interest rate generally reprices during the term of the loan and is tied to matching U.S. Treasury Notes plus a margin. These loans are generally secured by apartment and mixed-use (commercial and residential, with the majority of income coming from the residential units) properties, located in the Bank's primary market area and are made in amounts of up to 75% of the appraised value of the property. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources, credit history and ownership/ management experience of the principals/guarantors, and the marketability of the property. The Bank generally requires a debt service coverage ratio of at least 1.20x and sometimes requires personal guarantees from borrowers. As of December 31, 1999, $268.4 million, or 14.9% of the Bank's total loan portfolio, consisted of multi-family residential loans.

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

COMMERCIAL REAL ESTATE LENDING. The Bank originates commercial real estate loans that are generally secured by properties used exclusively for business purposes such as retail stores, mixed-use properties (residential and retail or professional office combined where the majority of the income from the property comes from the commercial business), light industrial and small office buildings located in the Bank's primary market area. The Bank's commercial real estate loans are generally made in amounts up to the lesser of 70% of the appraised value of the property or 65% for owner occupied properties. Commercial real estate loans are made on a negotiated basis for terms of up to 15 years where the interest rate generally reprices during the term of the loan and is tied to the prime rate or the U.S. Treasury Note rate matched to the repricing frequency of the loan. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank generally requires that the properties securing commercial real estate loans have debt service coverage ratios of not less than 1.30x and also generally requires personal guarantees from the borrowers or the principals of the borrowing entity. At December 31, 1999, the Bank's commercial real estate loan portfolio totaled $167.5 million, or 9.3% of the Bank's total loan portfolio.

CONSTRUCTION AND LAND LENDING. The Bank's construction loans primarily have been made to finance the construction of one- to four-family residential properties, multi-family residential properties and retail properties. The Bank's policies provide that construction and land development loans may generally be made in amounts up to 70% of the value when completed for commercial properties and 75% for multi-family. The Bank generally requires personal guarantees and evidence that the borrower has invested an amount equal to at least 20% of the estimated cost of the land and improvements. Construction loans generally are made on a floating rate basis (subject to daily adjustment) and a maximum term of 18 months, subject to renewal. Construction loans are generally made based on pre-sales or pre-leasing. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of December 31, 1999, the Bank had $3.2 million, or 0.2% of its total loan portfolio invested in construction and land loans.

OTHER LOANS. As of December 31, 1999, other loans totaled $25.9 million, or 1.4% of the Bank's total loan portfolio. Effective January 1, 1999, the Bank indefinitely discontinued offering consumer loan products, including home equity loans and home equity lines of credit, due to shrinking volume and spreads coupled with high origination costs.

LOAN APPROVAL PROCEDURES AND AUTHORITY. For one- to four-family real estate loans each loan is reviewed and approved by an underwriter and another departmental officer with credit authority appropriate for the loan amount and type in accordance with the policies approved by the Board of Directors. Multi-family, commercial and construction loans are approved by designated lending officers respective of the amounts within their lending authorities which are approved by the Board of Directors. Commercial loans up to $3.0 million must be approved by the Officers Loan Committee, whereas, loans exceeding $3.0 million must be approved by the Board of Directors Loan Committee. Loans not secured by real estate as well as unsecured loans, depending on the amount of the loan and the loan-to-value ratio, where applicable, require the approval of at least one lending officer and/or underwriter designated by the Board of Directors.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by the Bank's loan underwriters and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is performed, as required by OTS regulations and prepared by an independent appraiser designated and approved by the Bank. The Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing and flood insurance and PMI where required. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, and in some cases, hazard insurance premiums.

LOAN CONCENTRATIONS. Under OTS regulations, the Bank may not extend credit to a single borrower or related group of borrowers in an amount greater than 15% of the Bank's unimpaired capital and surplus. An additional amount of credit may be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which does not include real estate.

At December 31, 1999, the Bank's loans-to-one borrower limit was $24.6 million. None of the Bank's borrowers exceeded this limit in accordance with applicable regulatory requirements.

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

Non-performing loans (consisting of non-accrual loans and restructured loans) decreased each year during the five-year period ended December 31, 1999 from $16.9 million at December 31, 1995 to $7.7 million at December 31, 1999. The continued decline in the balance of non-performing loans during this period was due to the Bank's ongoing efforts to reduce non-performing assets, as well as to an improved economy. REO decreased each year during this period from $2.0 million at December 31, 1995 (net of an allowance for REO of $178,000) to a balance at December 31, 1999 of $324,000. The Bank intends to continue its efforts to reduce non-performing assets in the normal course of business, but it may continue to seek opportunities to dispose of its non-performing assets through sales to investors or otherwise. The Bank also has restructured loans, which has enabled the Bank to avoid the costs involved with foreclosing on the properties securing such loans while continuing to collect payments on the loans under their modified terms. Troubled debt restructurings ("TDRs") are loans for which certain concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted due to the borrower's financial condition.

At December 31, 1999, the Bank had 8 restructured loans with an aggregate principal balance of $0.7 million. Of this amount, 68.6% were residential loans (including cooperative apartment loans) and 31.4% were multi-family loans. Management is able to avoid the costs of foreclosing on loans that it has restructured. However, restructured loans have a higher probability of becoming delinquent than loans that have no previous history of delinquency. To the extent that the Bank is unable to return these loans to performing status, the Bank would have to foreclose on such loans, which would increase the Bank's REO.

The Bank's policy is to recognize income on a cash basis for restructured loans for a period of six months, after which such loans are returned to an accrual basis if they are performing in accordance with their modified terms. At December 31, 1999, the Bank had 7 restructured loans with an aggregate principal balance of $0.6 million that were on accrual status. For restructured loans that are 90 days or more past due, the loan is returned to non-accrual status and previously accrued but uncollected interest is reversed.

At December 31, 1999, the Bank's classified assets consisted of $6.5 million of loans and REO of which $133,000 were classified as a loss or doubtful. The Bank's assets classified as substandard at December 31, 1999 consisted of $6.1 million of loans and $324,000 of gross REO. Classified assets in total declined $4.6 million, or 41.1% since December 31, 1997. At December 31, 1999, the Bank also had $6.1 million of commercial real estate loans that it had designated special mention. These loans were performing in accordance with their terms at December 31, 1999 but were deemed to warrant close monitoring by management due to one or more factors, such as the absence of current financial information relating to the borrower and/or the collateral, financial difficulties of the borrower or inadequate cash flow from the security property.

At December 31, 1999, 1998 and 1997, delinquencies in the Bank's loan portfolio were as follows:

                             At December 31, 1999               At December 31, 1998
                      --------------------------------   ---------------------------------
                         60-89 Days    90 Days or More      60-89 Days    90 Days or More
                      ---------------- ---------------   ---------------- ----------------
                      Number Principal Number Principal  Number Principal Number Principal
                        of    Balance    of    Balance     of    Balance    of    Balance
                      Loans  of Loans  Loans  of Loans   Loans  of Loans  Loans  of Loans
                      ------ --------  ------ ---------  ------ --------  ------ ---------
                                             (Dollars in thousands)
One- to four-family    28    $   991    31    $ 3,485     50    $ 5,201    40    $ 3,843
Multi-family           -         -       2      1,139      2        591     -       -
Commercial             -         -       5      1,365      2        306     7      2,175
Cooperative            11         36    10        384     -        -       26        303
Construction and
 land loans            -         -      -         -       -        -        -       -
Other loans            30        104    52        621     94      1,177    47        207
                       --     ------   ---     ------    ---     ------   ---     ------
   Total loans         69    $ 1,131   100    $ 6,994    148    $ 7,275   120    $ 6,528
                       ==     ======   ===     ======    ===     ======   ===     ======
   Delinquent loans
    to total loans (1)         0.06%            0.39%             0.56%            0.50%
                               ====             ====              ====             ====

                             At December 31, 1997
                      ---------------------------------
                         60-89 Days    90 Days or More
                      ---------------- ----------------
                      Number Principal Number Principal
                        of    Balance    of    Balance
                      Loans  of Loans  Loans  of Loans
                      ------ --------- ------ ---------
                           (Dollars in thousands)
One- to four-family     8    $ 1,339    42    $ 3,534
Multi-family           -         -       9      2,362
Commercial              1         33     9      3,305
Cooperative             3        128     8        699
Construction and
 land loans            -         -       1        100
Other loans            26        452    19        396
                      ---     ------   ---     ------
   Total loans         38    $ 1,952    88    $10,396
                      ===     ======   ===     ======
   Delinquent loans
    to total loans (1)         0.17%            0.90%
                               ====             ====

(1) Restructured loans that have become seasoned for the required six month period and are currently performing in accordance with their restructured terms are not included in delinquent loans. There were no restructured loans included in loans delinquent 90 days or more at December 31, 1999. At December 31, 1998, there was 1 restructured loan for $183,000 that was included in loans delinquent 90 days or more because it had not yet performed in accordance with its modified terms for the required six-month seasoning period.

NON-PERFORMING ASSETS. The Bank does not accrue interest on loans 90 days past due and restructured loans that have not yet performed in accordance with their modified terms for at least six months. If non-accrual loans had been performing in accordance with their original terms, the Bank would have recorded interest income from such loans of approximately $468,000, $425,000 and $736,000 for the years ended December 31,
1999, 1998 and 1997, respectively, compared to $144,000, $117,000 and $146,000, which was recognized on non-accrual loans for such periods, respectively. If all restructured loans, as of December 31, 1999, 1998 and 1997, had been performing in accordance with their original loan terms (prior to being restructured), the Bank would have recognized interest income from such loans of approximately $180,000, $396,000 and $197,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required six-month seasoning period), restructured loans and REO.

                                                        At December 31,
                                         1999      1998      1997      1996      1995
                                        ------    ------    ------    ------    ------
                                                     (Dollars in thousands)
Non-accrual mortgage loans             $  6,373  $  6,321  $ 10,000  $ 10,358   $ 9,116
Restructured mortgage loans                 717     1,857     2,136     3,160     7,072
Non-accrual other loans                     621       207       396       375       689
                                        -------   -------   -------   -------   -------
   Total non-performing loans             7,711     8,385    12,532    13,893    16,877
Real estate owned, net of
  related reserves                          324       200       455     1,038     2,033
                                        -------   -------   -------   -------   -------
   Total non-performing assets         $  8,035  $  8,585  $ 12,987  $ 14,931  $ 18,910
                                        =======   =======   =======   =======   =======
Non-performing loans to total loans        0.42%     0.64%     1.09%     1.64%     2.97%
Non-performing assets to total assets      0.27      0.36      0.66      0.94      1.28
Non-performing loans to total assets       0.26      0.35      0.63      0.88      1.15

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

During the five years ended December 31, 1999, the allowance for loan losses as a percentage of non-performing loans increased steadily to 216.56% at December 31, 1999. The increase is a direct result of the steady decline in non-performing loans during that five year period. Non-performing loans as a percentage of total loans declined steadily from 2.97% at December 31, 1995 to 0.42% at December 31, 1999. The decline is due to the decrease in non-performing loans, as well as an increase in total loans.

The Bank's provision for loan losses has remained relatively stable over the last five years. Specifically, the Bank made provisions for loan losses of $3.6 million, $2.7 million, $2.8 million, $3.1 million and $2.8 million for December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

The Bank will continue to monitor and modify its allowances for loan and REO losses as conditions dictate. Although the Bank maintains its allowances at levels that it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

The following table sets forth the changes in the Bank's allowance for loan losses at the dates indicated.

                                       At or For the Years Ended December 31,
                                    1999      1998      1997      1996      1995
                                   ------    ------    ------    ------    ------
                                              (Dollars in thousands)
Balance at beginning of year      $13,978   $12,528   $10,704   $ 8,573   $10,847
Charge-offs:
  One- to four-family                (314)     (435)     (964)     (771)     (472)
  Cooperative                         (34)     (256)     (370)     (524)   (2,142)
  Multi-family                       -         (708)     -          (30)   (1,299)
  Non-residential and other        (1,002)     (935)     (352)     (560)   (1,541)
                                   ------    ------    ------    ------    ------
    Total charge-offs              (1,350)   (2,334)   (1,686)   (1,885)   (5,454)
Recoveries                            446     1,119       760       891       405
                                   ------    ------    ------    ------    ------
Net charge-offs                      (904)   (1,215)     (926)     (994)   (5,049)
Provision for loan losses           3,625     2,665     2,750     3,125     2,775
                                   ------    ------    ------    ------    ------
Balance at end of year            $16,699   $13,978   $12,528   $10,704   $ 8,573
                                   ======    ======    ======    ======    ======
Ratio of net charge-offs during
 the year to average loans out-
 standing during the year            0.06%    0.09%     0.09%     0.15%     0.93%
Ratio of allowance for loan
 losses to total loans at
 the end of year (1)                 0.92     1.07      1.09      1.26      1.51
Ratio of allowance for loan
 losses to non-performing loans
 at the end of the year (2)        216.56   166.70     99.97     77.05     50.80

(1) The steady decline in the ratio of allowance for loan losses to total loans is attributable to a decline in non-performing loans as previously mentioned coupled with growth in the Bank's total loans outstanding.

(2) The ratio of allowance for loan losses to non-performing loans has increased significantly over the last five years as non-performing loans have declined.

The following table sets forth the Bank's allocation of its allowance for loan losses to the total amount of loans in each of the categories listed.

                                                   At December 31,
                        1999            1998            1997            1996            1995
                       ------          ------          ------          ------          ------
                            % of            % of            % of            % of            % of
                          Loans in        Loans in        Loans in        Loans in        Loans in
                          Category        Category        Category        Category        Category
                          to Total        to Total        to Total        to Total        to Total
                   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans
                   ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                  (Dollars in thousands)
Mortgage loans:
  Residential (1)  $12,112  89.08% $10,139  84.62%  $7,039  84.09%  $5,929  80.40%  $3,838  72.67%
  Commercial         4,372   9.30    3,579  12.51    5,201  12.91    4,340  15.08    4,175  19.48
  Construction        -      0.18     -      0.21      -     0.20      -     0.50       69   1.00
Other loans            215   1.44      260   2.66      288   2.80      435   4.02      491   6.85
                    ------ ------   ------ ------    ----- ------   ------ ------   ------ ------
Total allowance for
  loan losses (2)  $16,699 100.00% $13,978 100.00% $12,528 100.00% $10,704 100.00%  $8,573 100.00%
                    ====== ======   ====== ======    ===== ======   ====== ======   ====== ======

(1) Includes one- to four-family, multi-family and cooperative loans.

(2) In order to comply with certain regulatory reporting requirements, management has prepared the above allocation of the Bank's allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1999. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                   INVESTMENT ACTIVITIES

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's Asset/Liability Committee ("ALCO"), is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risks, and to complement the Bank's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision-Federal Savings Institution Regulation-Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level believed to be adequate to meet its normal daily activities. At December 31, 1999, the Bank had money market investments and debt and equity securities available for sale with aggregate carrying amounts of $1.2 million and $195.4 million, respectively.

On June 30, 1998, the Company transferred the then remaining $138.2 million of MBSs and $45.4 million of debt securities held to maturity to securities available for sale ("AFS"). The transfer was done to enhance liquidity and take advantage of market opportunities. At December 31, 1999, the securities AFS portfolio totaled $937.3 million, of which $184.5 million were adjustable-rate securities and $752.8 million were fixed-rate securities.

The following table sets forth certain information regarding the carrying and market values of the Company's money market investments, debt and equity securities and FHLB-NY stock at the dates indicated:

                                                  At December 31,
                                   1999                  1998                   1997
                                  ------                ------                 ------
                           Carrying    Market    Carrying     Market     Carrying   Market
                            Value      Value       Value      Value        Value    Value
                           --------    ------    --------     ------      -------   ------
                                               (In thousands)
Debt and Equity Securities:
U.S. Government and
  agency obligations      $ 92,142    $ 92,142    $ 77,705    $ 77,705    $135,672    $135,715
Corporate debt securities   93,798      93,798      19,684      19,684      45,390      45,315
Preferred stock              9,453       9,453      11,590      11,590       4,123       4,123
                           -------     -------     -------     -------     -------     -------
     Subtotal              195,393     195,393     108,979     108,979     185,185(1)  185,153(1)
                           -------     -------     -------     -------     -------     -------
Federal Funds sold            -           -           -           -           -           -
FHLB-NY stock               27,865      27,865      21,990      21,990      12,885      12,885
Money market investments     1,238       1,238       1,720       1,720       4,561       4,561
                           -------     -------     -------     -------     -------     -------
     Total                $224,496     224,496    $132,689    $132,689    $202,631    $202,599
                           =======     =======     =======     =======     =======     =======

(1) Includes debt and equity securities held to maturity at December 31, 1997, with a carrying value and market value of $66.4 million.

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's money market investments and debt and equity securities at December 31, 1999.


                                                              At December 31, 1999
               ----------------------------------------------------------------------------------------------------------------
                                                                                             Total Money Market Investments
                                     More than       More than Five                          and Debt and Equity Securities
               One Year or Less  One to Five Years    to Ten Years   Due After 10 Years ---------------------------------------
               ----------------- -----------------   --------------- ------------------  Average
                        Weighted          Weighted          Weighted          Weighted  Remaining           Estimated  Weighted
               Carrying Average  Carrying Average  Carrying Average  Carrying Average   Years to  Carrying    Fair     Average
                Value    Yield     Value   Yield    Value    Yield    Value    Yield    Maturity   Value      Value     Yield
               -------- -------- -------- -------- -------- -------- -------- --------  --------- --------   --------  --------
                                                           (Dollars in thousands)
U.S. Government
  securities and
  agency
  obligations  $     15  8.13%  $ 38,665   5.59%  $ 22,803   6.00%  $ 30,659   7.60       10.3   $ 92,142    $ 92,142     6.36%
Corporate debt
  securities       -      -       19,943   7.50       -       -       73,855   7.85       23.9     93,798      93,798     7.78
Money market
  investments     1,238  4.08       -       -         -       -         -       -           -       1,238       1,238      -
                -------          -------           -------           -------                      -------     -------
     Total     $  1,253  4.13%  $ 58,608   6.24%  $ 22,803   6.00%  $104,514   7.78%      17.1   $187,178    $187,178     7.06%
                =======          =======           =======           =======
Preferred Stock                                                                                  $  9,453    $  9,453     5.00%
FHLB-NY stock                                                                                    $ 27,865    $ 27,865     7.00%
                                                                                                  -------     -------
Total                                                                                             224,496     224,496
                                                                                                  =======     =======

                  MORTGAGE-BACKED SECURITIES

The Bank also invests in mortgage-backed securities ("MBSs"). At December 31, 1999, total MBSs, net, aggregated $741.9 million, or 25.0% of total assets. At December 31, 1999, 42.8% of the MBS portfolio, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), were insured or guaranteed by either FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). At December 31, 1999, $184.5 million, or 24.9% of total MBSs were adjustable-rate and $557.4 million, or 75.1% of total MBSs were fixed-rate.

The following table sets forth the carrying amount of the Company's MBS portfolio in dollar amounts and in percentages at the dates indicated.

                                                           At December 31,
                                              1999              1998              1997
                                             ------            ------            ------
                                                 Percent           Percent           Percent
                                        Carrying   of     Carrying   of     Carrying   of
                                         Value    Total    Value    Total    Value    Total
                                        -------- -------  -------- -------  -------- -------
                                                        (Dollars in thousands)
MBSs(1):
  CMOs and REMICS - Agency-backed(2)    $164,272  22.14%  $106,552  13.66%  $174,707  32.14%
  CMOs and REMICS - Non-agency(2)        424,709  57.25    442,352  56.69    169,480  31.17
  FHLMC                                   32,509   4.38     52,167   6.69     91,110  16.76
  FNMA                                   120,178  16.20    178,767  22.91    107,377  19.75
  GNMA                                       238   0.03        434   0.05        982   0.18
                                         ------- ------    ------- ------    ------- ------
Net MBSs                                $741,906 100.00%  $780,272 100.00%  $543,656 100.00%
                                         ======= ======    ======= ======    ======= ======

(1) Includes MBSs held to maturity at December 31, 1997, with an aggregate carrying value of $163.1 million and an aggregate fair value of $163.3 million.
(2) Included in total MBSs are CMOs and REMICs, which, at December 31, 1999, had a gross carrying value of $589.0 million. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or MBSs is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. The Bank has in recent periods increased its investment in REMICs and CMOs because these securities generally exhibit a more predictable cash flow than mortgage pass-through securities. The Bank's policy is to limit its purchases of REMICs to non high-risk securities as defined by the OTS.

The following tables set forth certain information regarding the carrying and market values and percentage of total carrying values of the Bank's mortgage-backed and related securities portfolio.

                                                         At December 31,
                                     1999                       1998                      1997
                                    ------                     ------                    ------
                          Carrying  % of    Market   Carrying  % of    Market   Carrying  % of    Market
                           Value    Total   Value     Value    Total   Value     Value    Total   Value
                          --------  -----   ------   --------  -----   ------   --------  -----   ------
                                                      (Dollars in thousands)
Held to maturity:
MBSs:
   FHLMC                  $   -       -  % $   -     $   -       -    $   -     $ 27,472   5.05% $ 27,769
   FNMA                       -       -        -         -       -        -       61,492  11.31    61,093
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total MBSs                    -       -        -         -       -        -       88,964  16.36    88,862
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Mortgage-related securities:
  CMOs and REMICS-Agency
     backed                   -       -        -         -       -        -       21,217   3.90    21,101
  CMOs and REMICS-
     Non-agency               -       -        -         -       -        -       52,876   9.73    53,363
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-related
  securities                  -       -        -         -       -        -       74,093  13.63    74,464
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed and
  related securities
  held to maturity            -       -        -         -       -        -      163,057  29.99   163,326
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Available for sale:
MBSs:
   GNMA                        238   0.03       238       434   0.05       434       982   0.18       982
   FHLMC                    32,509   4.38    32,509    52,167   6.69    52,167    63,638  11.71    63,638
   FNMA                    120,178  16.20   120,178   178,767  22.91   178,767    45,885   8.44    45,885
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total MBSs                 152,925  20.61   152,925   231,368  29.65   231,368   110,505  20.33   110,505
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Mortgage-related securities:
  CMOs and REMICs-Agency
    backed                 164,272  22.14   164,272   106,552  13.66   106,552   153,490  28.23   153,490
  CMOs and REMICs-
    Non-agency             424,709  57.25   424,709   442,352  56.69   442,352   116,604  21.45   116,604
                           -------  -----   -------   -------  -----   -------   -------  -----   -------
Total mortgage-related
  securities               588,981  79.39   588,981   548,904  70.35   548,904   270,094  49.68   270,094
                           ------- ------   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed
  and mortgage-related
  securities available
  for sale                 741,906 100.00   741,906   780,272 100.00   780,272   380,599  70.01   380,599
                           ------- ------   -------   -------  -----   -------   -------  -----   -------
Total mortgage-backed and
  related securities      $741,906 100.00% $741,906  $780,272 100.00% $780,272  $543,656 100.00% $543,925
                           ======= ======   =======   ======= ======   =======   ======= ======   =======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed and related securities at December
31, 1999.

                                                     At December 31, 1999
                                     Over One to      Over Five to                                Mortgage-Backed
                One Year or Less     Five Years        Ten Years       Over Ten Years       and Related Securities Totals
                ----------------     -----------      ------------     --------------       -----------------------------
                                                                                        Average
                         Weighted          Weighted          Weighted          Weighted Remaining          Estimated Weighted
                Carrying Average  Carrying Average  Carrying Average  Carrying Average  Years to  Carrying  Market   Average
                 Value    Yield    Value    Yield    Value    Yield    Value    Yield   Maturity   Value    Value     Yield
                -------- -------- -------- -------- -------- -------- -------- -------- --------- -------- --------- --------
                                                           (Dollars in thousands)
Available for sale:
 FNMA           $  -        -  %  $ 3,014    6.00%   $ 4,912   6.21%  $112,252   6.71%       18  $120,178   $120,178  6.68%
 FHLMC             -        -       3,331    6.85      3,813   7.64     25,365   6.96        21    32,509     32,509  7.03
 GNMA              -        -        -        -         -       -          238   6.88        24       238        238  6.88
 CMOs and REMICs 12,084    6.81      -        -       15,028   6.65    561,869   6.44        26   588,981    588,981  6.45
                 ------    ----    ------    ----     ------   ----    -------   ----      ----   -------    -------  ----
Total mortgage-
  backed and
  related
  securities    $12,084    6.81   $ 6,345    6.45%   $23,753   6.72%  $699,724   6.50%       24  $741,906  $741,906   6.51%
                 ======    ====    ======    ====     ======   ====    =======   ====      ====   =======   =======   ====

At December 31, 1999, the weighted average contractual maturity of the Bank's mortgage-backed and related securities portfolio was 24.5 years.

The following table shows the carrying value, maturity or period to repricing of the Company's mortgage-backed and related securities portfolio at December 31, 1999.

                                      At December 31, 1999
                                                                 Total
                                    Adjustable  Fixed- Adjust-  Mortgage-
                                      Rate      Rate    able     Backed
                        Fixed-Rate    MBSs &    CMOs &  Rate   and Related
                           MBSs       REMICs    REMICs  CMOs   Securities
                        ----------  ----------  ------  ----   -----------
                                        (In thousands)
Amounts due or repricing:
 Within one year         $   -     $ 38,962   $  -    $140,812  $179,774
                          -------   -------    ------  -------   -------
After one year:
 One to three years            19      -       12,770     -       12,789
 Three to five years        6,532      -         -        -        6,532
 Five to 10 years           8,987      -         -        -        8,987
 10 to 20 years            58,922      -       12,582     -       71,504
 Over 20 years             43,751      -      452,012     -      495,763
                          -------   -------   -------  -------   -------
Total due or repricing
  after one year          118,211      -      477,364     -      595,575
                          -------   -------   -------  -------   -------
Total
Adjusted for:
  Unrealized gain(loss)    (4,510)      360   (28,618)    (675)  (33,443)
                          -------   -------   -------  -------   -------
Total mortgage-backed and
  related securities     $113,701  $ 39,322  $448,746 $140,137  $741,906
                          =======   =======   =======  =======   =======

The following table sets forth the carrying value and the activity in the Company's mortgage-backed and related securities portfolio during the periods indicated.

                                For the Years Ended December 31,
                                   1999       1998       1997
                                  ------     ------     ------
                                            (In thousands)
Mortgage-backed and related
   securities:
At beginning of period          $780,272   $543,656   $421,964
 Loans securitized                  -       105,691       -
 MBSs purchased                     -          -        56,941
 MBSs sold                          -        (6,618)   (18,932)
 CMOs and REMICs purchased       403,658    687,923    365,002
 CMOs and REMICs sold           (156,203)  (349,464)  (206,901)
 Amortization and repayments    (250,264)  (199,636)   (76,771)
Change in unrealized gain (loss) (35,557)    (1,280)     2,353
                                --------    -------    -------
 Balance of mortgage-backed and
   related securities at end
   of period                    $741,906   $780,272   $543,656(1)
                                 =======    =======    =======

(1) Includes mortgage-backed and related securities held to maturity at December 31, 1997, with a carrying amount and fair value of $163.1 million and $163.3 million, respectively.

The Banks ALCO Committee determines when to make substantial changes in the MBS portfolio. In 1999, the Company purchased $403.7 million of CMOs and REMICs, of which $55.2 million were adjustable-rate and $348.4 million were fixed-rate securities. During 1999, the Bank continued to emphasize MBSs reflecting management's strategy to improve duration and yield of the AFS portfolio. At December 31, 1999, $152.9 million, or 20.6% of the Bank's MBS portfolio, was directly insured or guaranteed by the FNMA, FHLMC or GNMA. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. The GNMA MBSs provide a guarantee to the holder of timely payments of principal and interest and are backed by the full faith and credit of the U.S. Government. The privately-issued CMOs and REMICs contained in the Bank's AFS portfolio at December 31, 1999 totaling $589.0 million, or 79.4% of MBSs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are rated AAA by one or more of the nationally recognized securities rating agencies.

MBSs generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. The MBS portfolio had a weighted average yield of 6.51% for the year ended December 31, 1999. In addition, MBSs are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, MBSs issued or guaranteed by FNMA and FHLMC and certain AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and MBSs issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

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

During 1996, the Bank implemented its in-store banking program. During September of 1996, the Bank and Pathmark Stores, Inc. entered into a fifteen year contract to open approximately 44 full-service bank branches in Pathmark supermarkets then existing in New York by early 1999. The contract also provides that the Bank will open a branch in all new Pathmark supermarkets that open in the counties of New York (excluding one store in New York
City), Bronx, Queens, Kings, Richmond, Nassau, Suffolk, Westchester and Rockland. By the end of 1996, the Bank had opened four in-store branches with deposits totaling $12.1 million.

During 1998, the Bank opened twenty-eight in-store branches resulting in a total of thirty-two locations at December 31, 1998 with deposits totaling $157.2 million. During 1999, the Bank opened an additional six in-store branches resulting in a total of sixty-three locations at December 31, 1999 with deposits totaling $842.3 million. The in-store branches are located in the New York City boroughs of Queens, Brooklyn, Manhattan and Staten Island, the New York counties of Nassau, Suffolk, Rockland and Westchester and in New Jersey and Connecticut. At December 31, 1999, the Bank had 39 branches in Pathmark Stores, Inc., 15 in ShopRite Supermarket, Inc., 5 in Edward Super Food Stores, 2 in Big Y Food Stores, 1 in Shaws and 1 mini-branch in The Grand Union Co. Core deposits equaled 46.7% of total in-store branch deposits, compared to 44.1% in traditional branches. Overall core deposits represented 45.4% of total deposits at December 31, 1999 compared to 47.7% at December 31, 1998. The Bank believes that in-store branching is a cost-effective way to extend its franchise and put its sales force in touch with a significant number of prospective customers. The branches are open seven days a week and provide a broad range of traditional banking services, as well as the full package of financial services offered by CFS Investments, Inc. ("CFSI"). The Bank has established a relationship with ShopRite Stores under which the Bank has the right to open in-store branches in all new or renovated ShopRite Stores in New Jersey and Connecticut. In 2000, the Bank anticipates opening one additional in-store branch in a new Pathmark location. Pathmark, has, however, announced that it recently initiated discussions with its bondholders toward developing consensual restructuring plan to reduce its debt. The restructuring could take a variety of forms, including, without limitation, a consensual out-of-court restructuring of Pathmark or an in-court restructuring under a bankruptcy proceeding. If, as part of any restructuring, Pathmark sells a supermarket where the Bank operates a branch, the sale would be subject to the Bank's license related to that supermarket. If Pathmark closes a supermarket where the Bank operates a branch, the license would be subject to termination, and the Bank would be entitled to, among other things, a rebate of some of the costs it incurred to open the branch. Management cannot predict to what extent any restructuring of Pathmark will affect the Bank's in-store branches.

The Bank's deposits are obtained primarily from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. During 1999, the Bank continued to offer competitive rates without jeopardizing the value of existing core deposits. During 1997, the Bank experienced a shift in deposits from certificate of deposit accounts into savings and checking accounts which continued in 1998. However, during the second half of 1999 market interest rates increased, therefore, certificates of deposit increased from 52.3% of total deposits at December 31,

1998 to 54.6% of total deposits at December 31, 1999. During 1998, the Bank introduced a "Liquid Asset" savings account in all in-store branches which pays the account holder a fixed-rate of interest in the first year on account balances of $2,500 or more. The Liquid Asset account currently pays 4.25% for the first year. The Company has been able to maintain a substantial level of core deposits which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost long-term funding base. The Company expects to attract a higher percentage of core deposits from its in-store branch locations as these locations continue to grow and mature.

The following table presents the deposit activity of the Bank for the periods indicated.

                                 Years Ended December 31,
                                1999       1998       1997
                               ------     ------     ------
                                      (In thousands)
Deposits                     $7,667,241 $5,753,644 $3,208,355
Withdrawals                   7,380,765  5,458,274  3,031,457
                              ---------  ---------  ---------
Net deposits                    286,476    295,370    176,898
Interest credited on deposits    71,427     62,328     50,326
                              ---------  ---------  ---------
Total increase in deposits   $  357,903  $ 357,698 $  227,224
                              =========  =========  =========

Time deposits by maturity at December 31, 1999 over $100,000 are as follows:

           Maturity Period                        Amount
           ---------------                        ------
                                              (In thousands)
           Three months or less                  $27,007
           Over three through six months          36,213
           Over six through 12 months             34,653
           Over 12 months                         15,927
                                                 -------
                Total                           $113,800
                                                 =======

The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average nominal interest rates for each category of deposits presented.

                                                          Years Ended December 31,
                                           1999                     1998                     1997
                                          ------                   ------                   ------
                                         Percent Weighted         Percent Weighted         Percent Weighted
                                            of   Average             of   Average            of    Average
                                 Average  Total  Nominal  Average  Total  Nominal  Average  Total  Nominal
                                 Balance Deposits Rate    Balance Deposits Rate    Balance Deposits Rate
                                 ------- -------- ------  ------- -------- ------  ------- -------- ------
                                                          (Dollars in thousands)
Savings accounts                $626,428  32.77%  3.14%   $441,759  28.22%  2.81%   $371,872  30.01%  2.51%
Checking accounts                239,614  12.53   0.70     187,297  11.96   0.73     134,546  10.86   1.31
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Total savings and checking
   accounts                      866,042  45.30   2.46     629,056  40.18   2.19     506,418  40.87   2.07
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Money market accounts             57,132   2.99   3.21      57,597   3.68   3.54      54,107   4.37   3.37
                                 -------  -----   ----     -------  -----  -----     -------  -----  -----
Certificate accounts:
  91 days                          5,022   0.26   3.40       5,620   0.36   3.87       5,799   0.47   3.83
  6 months                       192,686  10.09   4.91     164,647  10.52   5.33      85,558   6.90   5.37
  7 months                         9,062   0.47   4.14       4,519   0.29   3.93      13,116   1.06   5.26
  One year                       508,995  26.63   5.26     382,497  24.43   5.62     265,891  21.45   5.69
  13 months                       59,361   3.10   5.15      27,514   1.76   5.53      21,314   1.72   5.79
  18 months                        9,050   0.47   4.50      33,985   2.17   5.77      34,321   2.77   5.79
  2 to 4 years                   115,928   6.06   5.63     160,667  10.26   5.99     145,081  11.71   6.04
  Five years                      82,684   4.32   6.22      93,898   5.99   6.23     101,972   8.23   6.23
  7 to 10 years                    5,831   0.31   6.31       5,644   0.36   6.31       5,547   0.45   6.31
                               --------- ------   ----    -------- ------   ----    ------- ------   ----
Total certificate accounts       988,619  51.71   5.29     878,991  56.14   5.68     678,599  54.76   5.79
                               --------- ------   ----   --------- ------   ----   --------- ------   ----
Total deposits                $1,911,793 100.00%  3.95% $1,565,644 100.00%  4.20% $1,239,124 100.00%  4.16%
                               ========= ======   ====   ========= ======   ====   ========= ======   ====

The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1999, 1998 and 1997 and the periods to maturity of the certificate accounts outstanding at December 31, 1999.

                                                Period of Maturity from December 31, 1999
                                                -----------------------------------------
                                                Within   One to  Two to  Over
                            At December 31,       One      Two    Three   Three
                        1999     1998     1997    Year    Years   Years   Years    Total
                       ------   ------   ------  ------   ------  ------  -----   -------
                                                      (In thousands)
Certificate accounts:
  3.99% or less      $ 34,563 $ 31,712 $  6,682 $ 24,581 $ 4,973 $   732 $ 4,277  $  34,563
  4.00% to 4.99%       78,062  131,330    6,942   74,311   2,916     393     442     78,062
  5.00% to 5.99%      911,169  610,219  548,849  835,255  61,808   2,036  12,070    911,169
  6.00% to 6.99%      107,204  123,436  211,302   37,513  23,800  41,943   3,948    107,204
  7.00% to 7.99%        4,435    5,052    7,808    4,435    -       -       -         4,435
                    ---------  -------  -------  ------- -------  ------  ------  ---------
     Total         $1,135,433 $901,749 $781,583 $976,095 $93,497 $45,104 $20,737 $1,135,433
                    =========  =======  =======  ======= =======  ======  ======  =========

                        BORROWINGS

Although deposits are the Bank's primary source of funds, the Bank has from time to time utilized borrowed funds as an alternative or less costly source of funds. The Bank's primary source of borrowed funds is advances from the FHLB-NY. These advances are collateralized by the capital stock of the FHLB-NY held by the Bank and certain of the Bank's MBSs. See "Regulation and Supervision-Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 1999, the Bank had $537.0 million of advances outstanding from the FHLB-NY.

In addition, the Bank may, from time to time, enter into sales of securities under agreements to repurchase ("reverse repurchase agreements") with terms generally up to 30 days with nationally recognized investment banking firms. Reverse repurchase agreements are accounted for as borrowed funds by the Bank and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs of the Bank. At December 31, 1999, the Bank had $160.8 million of reverse repurchase agreements outstanding.

On February 12, 1997, Haven Capital Trust I ("Trust I"), a trust formed under the laws of the State of Delaware, issued $25.0 million of 10.46% capital securities. The Company is the owner of all the beneficial interests represented by common securities of Trust I. Trust I used the proceeds from the sale of capital securities and the common securities to purchase the Company's 10.46% junior subordinated deferrable interest debentures due in 2027. See Note 9 of Notes to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Stockholders on page 35 which is incorporated herein by reference.

On May 26, 1999, Haven Capital Trust II, a trust formed under the laws of the State of Delaware ("Trust II"), issued $22.0 million of 10.25% capital securities. On June 18, 1999, an additional $3.3 million of capital securities were issued in connection with the exercise of the over-allotment option by the underwriters. The Company is the owner of all of the beneficial interests represented by common securities of the Trust II. The Trust II used the proceeds from the sale of the capital securities and the common securities to purchase the Company's 10.25% junior subordinated deferrable interest debentures due in 2029. See
Note 9 of the Notes to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Stockholders on page 35 which is incorporated herein by reference.

The Bank has an ESOP loan from an unrelated third party lender with an outstanding balance of $1.2 million and an interest rate of 7.81% at December 31, 1999. See Note 12 of Notes to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Stockholders on page 40 which is incorporated herein by reference. The loan, as amended on December 29, 1995, is payable in thirty-two equal quarterly installments beginning December 1995 through September 2003. The loan bears interest at a floating rate based on the federal funds rate plus 250 basis points.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                At or For the Years Ended December 31,
                                         1999      1998      1997
                                        ------    ------    ------
                                          (Dollars in thousands)
FHLB-NY Advances:
  Average balance outstanding          $445,926  $301,557  $191,550
  Maximum amount outstanding at any
    month-end during the period         537,000   431,000   247,000
  Balance outstanding at end of period  537,000   325,200   247,000
  Weighted average interest rate
    during the period                     5.28%     5.19%     5.69%
  Weighted average interest rate
    at end of period                      5.42%     5.13%     5.86%
Securities Sold under Agreements to
  Repurchase:
  Average balance outstanding          $180,298  $142,348  $172,310
  Maximum amount outstanding at any
    month-end during the period         242,429   191,291   229,280
  Balance outstanding at end of period  160,786    88,690   193,028
  Weighted average interest rate
    during the period                     5.40%     5.71%     5.68%
  Weighted average interest rate
    at end of period                      6.42%     5.50%     5.94%
Other Borrowings (1):
  Average balance outstanding          $ 41,029  $ 26,626  $ 25,231
  Maximum amount outstanding at any
    month-end during the period          51,543    26,766    30,120
  Balance outstanding at end of period   51,446    26,456    26,766
  Weighted average interest rate
    during the period                    10.35%    10.32%     8.15%
  Weighted average interest rate
    at end of period                     10.24%    10.20%    10.29%
Total Borrowings:
  Average balance outstanding          $667,253  $470,531  $389,091
  Maximum amount outstanding at any
    month-end during the period         780,478   649,057   466,794
  Balance outstanding at end of period  749,232   440,346   466,794
  Weighted average interest rate
    during the period                     5.61%     5.95%     5.86%
  Weighted average interest rate
    at end of period                      5.97%     5.51%     6.15%

(1)  Includes the CMO, ESOP loan and Capital Securities issued by
Haven Capital Trust I and Haven Capital Trust II.

                 SUBSIDIARY ACTIVITIES
COLUMBIA RESOURCES CORP ("Columbia Resources"). Columbia Resources is a wholly owned subsidiary of the Bank and was formed in 1984 for the sole purpose of acting as a conduit for a partnership to acquire and develop a parcel of property in New York City. Columbia Resources acquired the property, but never developed it. The property was later sold. During 1996, two REO commercial properties totaling $524,000 were transferred from the Bank to Columbia Resources to limit exposure to the Bank from unknown creditors. By December 31, 1996 the properties were written down to a combined value of $440,000. The properties were subsequently sold during 1998 and the subsidiary is inactive.

CFS INVESTMENTS, INC. ("CFSI"). CFSI is a wholly owned subsidiary of the Bank organized in 1989 that is engaged in the sale of tax deferred annuities, securities brokerage activities and insurance. CFSI participates with FISERV Investor Services, Inc., which is registered as a broker-dealer with the SEC, NASD, and state securities regulatory authorities. All employees of CFSI engaged in securities brokerage activities are dual employees of FISERV. Products offered through FISERV include debt and equity securities, mutual funds, unit investment trusts and variable annuities. Fixed annuities, life and health insurance, and long term nursing care products are offered through CFSI, which is a licensed general agent with the New York State Department of Insurance.

HAVEN CAPITAL TRUST I. On February 12, 1997, Haven Capital Trust I, a statutory business trust formed under the laws of the State of Delaware issued $25 million of 10.46% capital securities. See
Note 9 of Notes to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Stockholders which is incorporated herein by reference.

HAVEN CAPITAL TRUST II. On May 26, 1999, Haven Capital Trust II, a trust formed under the laws of the State of Delaware, issued $22.0 million of 10.25% capital securities. On June 18, 1999, an additional $3.3 million of capital securities were issued in connection with exercise of the over-allotment option by the underwriters. See Note 9 of Notes to Consolidated Financial Statements in the Registrant's Annual Report to Stockholders.

COLUMBIA PREFERRED CAPITAL CORPORATION ("CPCC"). On June 9, 1997, the Bank established a real estate investment trust ("REIT") subsidiary, CPCC. At December 31, 1999, the REIT held $414.3 million of the Bank's residential loan portfolio. The establishment of the REIT enables the Bank to achieve certain business goals including providing the Bank with a contingency funding mechanism without disrupting its investment policies and enhancing the Bank's ability to track and manage the mortgage portfolio transferred to CPCC since the transferred portion of its mortgage loan portfolio is segregated into a separate legal entity.

CFS INVESTMENTS NEW JERSEY, INC. ("CFSI NJ"). On December 23, 1999, the Bank established a New Jersey Investment Company, a Delaware corporation. CFSI NJ is a wholly owned subsidiary of the Bank. The Bank contributed 100% of its interest in CPCC to CFSI NJ in exchange for 100% of CFSI NJ's voting common stock. CFSI NJ was established to provide the Bank with the opportunity to expand its current New Jersey operations. CFSI NJ will primarily engage in investment activities in which the Bank may currently engage, including the investment in CPCC, whose primary investment activity is the purchase of residential and commercial real estate loans originated by the Bank. CFSI NJ will also enhance the Bank's income through the recognition of certain income tax benefits.

CFS TRAVEL SERVICES, INC. The Company, through its wholly owned subsidiary, CFS Travel Services, Inc. ("CFS Travel"), established February 28, 1998, offered customers and their families and friends, organized, escorted day long excursions and overnight trips. This subsidiary was subsequently dissolved on March 31, 1999.

CFS INSURANCE AGENCY, INC. On November 2, 1998, the Company completed the purchase of 100% of the outstanding common stock of CIA. CIA, headquartered in Centereach, New York, provides automobile, homeowners and casualty insurance to individuals and various lines of commercial insurance to businesses. CIA operates as a wholly-owned subsidiary of the Company.

                        PERSONNEL

As of December 31, 1999, the Bank had 985 full-time employees and 41 part-time employees. Although the employees are not represented by a collective bargaining unit, the Bank considers its relationship with its employees to be good.

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

       IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (the "GLB Act"), which, among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

The GLB Act also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act. The GLB Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies, such as the Company.

The GLB Act also requires financial institutions to disclose on ATM machines any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

Banking holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

We do not believe that the new law will have a material adverse affect upon our operations in the near term. However, to the extent that the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This type of consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

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

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1999, the Bank's unimpaired capital and surplus was $163.7 million and its limit on loans to one borrower was $24.6 million. At December 31, 1999, the Bank's largest aggregate amount of loans to one borrower had an aggregate balance of $12.7 million.

QTL Test. The HOLA requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1999, the Bank maintained 75.07% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in each of the prior 12 months. Therefore, the Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Effective April 1, 1999, the OTS amended its capital distribution regulations. Under these regulations, as the subsidiary of a savings and loan holding company, the Bank currently must file a notice with the OTS for each capital distribution. However, if the total amount of all capital distributions (including a proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then the Bank must file an application to receive the approval of the OTS for the proposed capital distribution.

In addition to the OTS limits, the Bank may not pay dividends if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified the Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act ("FDIA"), an insured depositary institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the FDIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet the liquidity requirements. The Bank's average liquidity ratio for December 31, 1999 was 4.31% which exceeded the then applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the years ended December 31, 1999 and 1998, totaled $371,000 and $322,000, respectively. The OTS adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The new regulations base the assessment for an individual savings association on three components: the size of the association on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on smaller savings institutions, which are those whose total assets never exceeded $100 million, the regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended regulations will not be material.

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

The Bank's authority to extend credit to its executive officers, directors and 10% shareholders, as well as to entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions, including credit underwriting standards, substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires that certain board approval procedures be followed. HOLA and the OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

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

Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The OTS and the federal banking agencies have adopted a final rule and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans, when such plans are required.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a tangible capital ratio requirement, a core capital ratio requirement and a risk-based capital ratio requirement. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (also called "Tier 1" capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships; (i) the core capital ratio was effectively increased from 3.0% to 4.0% because under these regulations an institution with less than 4% core capital is classified as "undercapitalized" (the core capital ratio may be reduced to 3.0% for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institution Rating System) and (ii) the tangible capital requirement was effectively increased from 1.5% to 2.0% because under these regulations an institution with less than 2.0% tangible capital is classified as "critically undercapitalized." See "- Prompt Corrective Regulatory Action."

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulations based on the risks OTS believes are inherent in the type of asset. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS has incorporated an interest rate risk component into its risk-based capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. If the Bank had been subject to an interest rate risk capital component as of

December 31, 1999, there would have been no material effect on the Bank's risk-weighted capital.

At December 31, 1999, the Bank met each of its capital requirements. A chart which sets forth the Bank's compliance with its capital requirements appears in Note 15 to Notes to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Stockholders and is incorporated herein by reference.

            PROMPT CORRECTIVE REGULATORY ACTION
Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital ratio of less than 8.0% or either a leverage ratio or a Tier 1 risk-based capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the institutions regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "under-capitalized", "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth,and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

The Funds Act also amended the FDI Act to expand the assessment base for the payments on the Financing Corporation ("FICO") obligations. Beginning January 1, 1997, the assessment base included the deposits of both BIF- and SAIF-insured institutions. As of December 31, 1999, the rate of assessment for BIF-assessable deposits is one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO obligations for the quarterly period beginning on January 1, 2000 is 0.0212% for BIF-assessable deposits and 0.0212% for SAIF-assessable deposits.

The OTS has recently proposed regulations implementing the privacy protection provisions of the GLB Act. The proposed regulations would require each financial institution to adopt procedures to protect their customers' and consumers' "nonpublic personal information" by November 13, 2000. The Bank would be required to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank would be required to provide its customers with the ability to "opt-out" of having their personal information shared with unaffiliated third parties. The Bank currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations when they are adopted in final form.

The GLB Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York State Assembly. No action has been taken on any of these bills, and the Company cannot predict what impact, if any, these bills would have.

              FEDERAL HOME LOAN BANK SYSTEM
The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1999 of $27.9 million. FHLB advances must be secured by specified types of collateral, and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998 and 1997, dividends from the FHLB to the Bank amounted to $1.6 million, $1.2 million and $710,000, respectively. If dividends were reduced or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Pursuant to the GLB Act, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by FHLB. The GLB Act specifically provides that the minimum requirements in existence immediately prior to adoption of the GLB Act shall remain in effect until such regulations are adopted. Formerly, federal savings associations were required to be members of the FHLB Bank System. The new law removed the mandatory membership requirement and authorized voluntary membership for federal savings associations, as is the case for all other eligible institutions.

                   FEDERAL RESERVE SYSTEM
The Federal Reserve Board regulations require depository institutions, including savings institutions, to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The current Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1,329,000 plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Under the Small Business Job Protection Act of 1996 ("1996 Act"), signed into law in August 1996, the special rules for bad debt reserves of thrift institutions no longer apply and, therefore, the Bank cannot make additions to the tax bad debt reserves but is permitted to deduct bad debts as they occur. Additionally, under the 1996 Act, the Bank is required to recapture (that is, include in taxable income) the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 ("base year"). The Bank's federal tax bad debt reserves at December 31, 1995 exceeded its base year reserves by $2.7 million which will be recaptured into taxable income ratably over a six year period. This recapture was suspended for 1996 and 1997, whereas, one-sixth of the excess reserves was recaptured into taxable income for both 1998 and 1999. The base year reserves will be subject to recapture, and the Bank could be required to recognize a tax liability, if (i) the Bank fails to qualify as a "bank" for Federal income tax purposes; (ii) certain distributions are made with respect to the stock of the Bank (see "Distributions"); (iii) the Bank uses the bad debt reserves for any purpose other than to absorb bad debt losses; or (iv) there is a change in Federal tax law. Management is not aware of the occurrence of any such event.

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

ITEM 2.  PROPERTIES

The Bank conducts its business through eight full-service banking and sixty-three in-store banking facilities located in the New York City boroughs of Queens, Brooklyn, Manhattan and Staten Island, the New York counties of Nassau, Suffolk, Rockland and Westchester and in New Jersey and Connecticut. The Bank provides residential mortgage banking services through its CFS Mortgage division operating from six loan origination offices in New York, New Jersey and Pennsylvania. The Company provides casualty insurance through its subsidiary, CIA, from three offices located in Long Island, New York. In December 1997, the Company purchased an office building and land in Westbury, New York for its new administrative headquarters. The purchase was consummated under the terms of a lease agreement and Payment-in-lieu-of-Tax ("PILOT") agreement with the Town of Hempstead Industrial Development Agency ("IDA"). The Company completed improvements to the building and began using the building as its corporate headquarters in July 1998. The cost of the land and building, including improvements was $12.8 million. The total net book value of the Company's and the Bank's premises and equipment was $35.9 million at December 31, 1999, which included sixty-three in-store branches. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                  Net Book Value
                                                                                  of Property or
                                                                                     Leasehold
                                                            Date                   Improvements
                                                Leased or Leased or Date of Lease at December 31,
     Location                                     Owned   Acquired  Expiration(1)       1999
     --------                                   --------- --------- ------------- ---------------
                                                                                (in thousands)
Former Main Office Complex(2):
  93-22/93-30 Jamaica Avenue                       Leased    1999         -          $  -
  Woodhaven, NY 11421
Traditional Branches:
  80-35 Jamaica Avenue, Woodhaven, NY 11421        Owned     1979         -             240
  82-10 153rd Avenue, Howard Beach, NY 11414       Owned     1971         -             550
  98-16 101st Avenue, Ozone Park, NY 11416         Owned     1976         -             435
  244-19 Braddock Avenue, Bellerose, NY 11426(3)   Leased    1973        2003            88
  106-17 Continental Ave, Forest Hills, NY 11375   Leased    1959        2013            -
  343 Merrick Road, Amityville, NY 11701           Leased    1977        2001           393
  104-08 Rockaway Beach Blvd., Rockaway
    Beach, NY 11693                                Leased    1996        2008            31
Supermarket Branches:
  700-60 Patchogue Rd., Medford, NY 11763          Leased    1996        2001           150
  1121 Jerusalem Avenue, Uniondale, NY 11553       Leased    1996        2001           166
  533 Montauk Highway, Bayshore, NY 11708          Leased    1996        2001           195
  625 Atlantic Avenue, Brooklyn, NY 11217          Leased    1996        2001           173
  575 Montauk Highway, W. Babylon, NY 11704        Leased    1997        2002           178
  2335 New Hyde Park Rd, New Hyde Park, NY 11040   Leased    1997        2002           195
  1251 Deer Park Ave., N. Babylon, NY 11703        Leased    1997        2002           186
  101 Wicks Road, Brentwood, New York 11717        Leased    1997        2002           195
  3635 Hempstead Turnpike, Levittown, NY 11756     Leased    1997        2002           200
  6070 Jericho Turnpike, Commack, NY 11726         Leased    1997        2002           199
  2150 Middle Country Rd., Centereach, NY 11720    Leased    1997        2002           200
  1897 Front Street, East Meadow, NY 11554         Leased    1997        2002           206
  8101 Jericho Turnpike, Woodbury, NY 11796        Leased    1997        2002           200
  92-10 Atlantic Avenue, Ozone Park, NY 11416      Leased    1997        2002           202
  395 Route 112, Patchogue, NY 11772               Leased    1997        2002           193
  1764 Grand Avenue, Baldwin, NY 11510             Leased    1997        2002           201
  5145 Nesconset Hwy., Port Jefferson, NY 11776    Leased    1997        2002           219
  31-06 Farrington Street, Whitestone, NY 11357    Leased    1997        2002           199
  5801 Sunrise Highway, Sayville, NY 11741         Leased    1997        2002           193
  531 Montauk Highway, W. Babylon, NY 11776        Leased    1997        2002           202
  155 Islip Avenue, Islip, NY 11751                Leased    1997        2002           205
  800 Montauk Highway, Shirley, NY 11967           Leased    1997        2002           208
  253-01 Rockaway Turnpike, Woodmere, NY 11422     Leased    1997        2002           200
  227 Cherry Street, New York, NY 10002            Leased    1997        2002           201
  45 Route 59 Monsey, NY 10952                     Leased    1997        2002           206
  195 Rockland Center, Rte. 59, Nanuet, NY 10954   Leased    1997        2002           217
  1905 Sunrise Highway, Bayshore, NY 11708         Leased    1997        2002           214
  941 Carmens Road, Massapequa, NY 11758           Leased    1997        2002            75
  500 South River Street, Hackensack, NJ 07470     Leased    1997        2002           159
  1 Pathmark Plaza, Mount Vernon, NY               Leased    1997        2002           238
  2875 Richmond Avenue, Staten Island, NY 10306    Leased    1997        2002           229
  111-10 Flatlands Avenue, Brooklyn, NY 11230      Leased    1997        2002           209
  1245 61st Street, Boro Park, NY 11219            Leased    1998        2003           230
  2650 Sunrise Highway, East Islip, NY 11730       Leased    1998        2003           220
  492 E. Atlantic Avenue, E. Rockaway, NY 11554    Leased    1998        2003           218
  1-37 12th Street, Brooklyn, NY 11205             Leased    1998        2003           216
  130 Wheatley Plaza, Greenvale, NY 11548          Leased    1998        2003           230
  335 Nesconset Highway, Hauppauge, NY 11788       Leased    1998        2003           257
  360 No. Broadway, Jericho, NY 11753              Leased    1998        2003           218
  42-02 Northern Blvd., L.I.C., NY 11100           Leased    1998        2003           211
  2540 Central Park Ave, No. Yonkers, NY 10710     Leased    1998        2003           198
  130 Midland Avenue, Portchester, NY 10573        Leased    1998        2003           247
  1351 Forest Avenue, Staten Island, NY 10302      Leased    1998        2003           247
  2424 Hylan Blvd., Staten Island, NY 10306        Leased    1998        2003           191
  1757 Central Park Ave, Yonkers, NY 10710         Leased    1998        2003           263
  Route 28 and Union Ave, Bound Brook, NJ 08805    Leased    1998        2003           199
  Rte 70 & Chambers Bridge Rd, Bricktown, NJ 08723 Leased    1998        2003           191
  367 Highway 22 West, Hillside, NJ 07205          Leased    1998        2003           207
  201 Roosevelt Place, Palisades Park, NJ 07650    Leased    1998        2003           190
  625 Hamburg Turnpike, Wayne, NJ 07470            Leased    1998        2003           168
  145 Highway 36 West, Long Branch, NJ 07764       Leased    1998        2003           295
  23 Marshall Hill Road, West Milford, NJ 07480    Leased    1998        2003           220

  404 Main Street, Ansonia, CT 06401               Leased    1998        2003           154
  500 Sylvan Avenue, Bridgeport, CT 06610          Leased    1998        2003           205
  533 South Broad Street, Meridan, CT 06450        Leased    1998        2003           207
  157 Cherry Street, Milford, CT 06460             Leased    1998        2003           157
  6 Queen Street, Newtown, CT 06460                Leased    1998        2003           180
  650 Wolcott Street, Waterbury, CT 06705          Leased    1998        2003           203
  131 Campbell Avenue, West Haven, CT 06516        Leased    1998        2003           157
  2350 N. Ocean Avenue, Farmingville, NY 11738     Leased    1999        2004           242
  4055 Merrick Road, Seaford, NY 11783             Leased    1999        2004           229
  460 Franklin Avenue, Franklin Square, NY 11010   Leased    1999        2004           196
Corporate Headquarters:
  615 Merrick Avenue, Westbury, NY                 Owned     1997          -         11,053

(1) Rent expense for the year ended December 31, 1999 was $5.2 million.
(2) On March 25, 1999, the Bank sold the properties, consisting of land, buildings and building improvements located at 93-22 and 93-30 Jamaica Avenue, Woodhaven, New York. During the second quarter of 1999, the Bank sold properties located at 94-09 and 94-13 Jamaica Avenue and 87-14 and 86-35 94th Street, Woodhaven, New York.
(3) Includes land that is adjacent to the branch office that was acquired by the Bank in 1973.

ITEM 3.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At December 31, 1999 and currently, the Bank has a class action lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.9 million in actual damages and an additional $12.9 million in unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and has and will continue to defend its position. Accordingly, no provision for any liability that may result upon adjudication of this action has been recognized in the accompanying consolidated financial statements.

The Company is involved in various legal actions arising in the ordinary course of business, which in the aggregate, are believed by management to be immaterial to the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Information relating to the market for Company's common equity and related stockholder matters appears under "Common Stock
Information" in the Registrant's 1999 Annual Report to
Stockholders on page 56, and is incorporated herein by reference.

Information relating to the payment of dividends by the Company appears in Note 15 to Notes to Consolidated Financial
Statements in the Registrant's Annual Report on page 47 and is incorporated herein by reference.

The Company initiated a quarterly cash dividend of $0.05 per share in the third quarter of 1995 paid on October 20, 1995. The following schedule summarizes the cash dividends paid for 1997, 1998 and 1999:

  Dividend Payment      Dividend Paid
        Date            Per Share (1)        Record Date
  ----------------      -------------        -----------
  January 1997              .075             December 1996
  April 1997                .075             April 1997
  July 1997                 .075             June 1997
  October 1997              .075             September 1997
  January 1998              .075             December 1998
  April 1998                .075             March 1998
  July 1998                 .075             June 1998
  October 1998              .075             September 1998
  January 1999              .075             December 1998
  April 1999                .075             April 1999
  July 1999                 .075             July 1999
  October 1999              .075             October 1999
  January 2000              .075             December 1999

(1) As adjusted to reflect the 2-for-1 stock split effective
November 1997 ("stock split").

The following schedule summarizes the dividend payout ratio
(dividends declared per share divided by net income per share)

                Dividends        Net income
  Year        Paid per share     per share       Payout ratio
 ------       --------------     ----------      ------------
  1997            $0.30            $1.32             .227%
  1998             0.30             0.95             .316
  1999             0.30             1.44             .206

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears in the Registrant's 1999
Annual Report to Stockholders on pages 10 and 11 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders on pages 12 through 24 and is incorporated herein by reference.

The information in the eighth paragraph under Item 1 -
Description of Business in this Report on Form 10-K is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Registrant's 1999 Annual Report to Stockholders on pages 13 through 15 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Haven Bancorp, Inc. and its subsidiaries, and the notes related thereto together with the report thereon by KPMG LLP appears in the Registrant's 1999 Annual Report to Stockholders on pages 25 through 54 and are incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, under the caption "Information with Respect to Nominees, Continuing Directors and certain Executive Officers.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, under the captions "Directors' Compensation" and "Executive Compensation" (excluding the Report of the Compensation Committee and the Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, under the captions
"Security Ownership of Certain Beneficial Owners" and
"Information with Respect to the Nominees, Continuing Directors and Certain Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on May 17, 2000.

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as a part of this report:
(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders.
                                                            Pages
     Consolidated Statements of Financial Condition
     as of December 31, 1999 and 1998 ...................    25
     Consolidated Statements of Income for the Years
     Ended December 31, 1999, 1998 and 1997 .............    26
     Consolidated Statements of Changes In Stockholders'
     Equity for the Three Years Ended December 31, 1999 .    27
     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1999, 1998 and 1997 .............    28
     Notes to Consolidated Financial Statements ......... 29 - 53
     Independent Auditors' Report .......................    54

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits (filed herewith unless otherwise noted)
     (a) The following exhibits are filed as part of this report:
     3.1     Amended Certificate of Incorporation of Haven
             Bancorp, Inc.(1)
     3.2 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock(2)
     3.3     Bylaws of Haven Bancorp, Inc.(3)
     3.3(A)  Fifth Amendment to the Bylaws of Haven Bancorp,
             Inc. (filed herewith)
     4.0 Rights Agreement between Haven Bancorp, Inc. and Chase Manhattan Bank (formerly Chemical Bank)(2)
     10.1(A) Employment Agreement between Haven Bancorp, Inc. and
             Philip S. Messina dated as of 9/21/95(4)
     10.1(B) Amendatory Agreement to the Employment Agreement between Haven Bancorp, Inc. and Philip S. Messina dated as of 5/28/97(5)
     10.1(C) Employment Agreement between CFS Bank and Philip S.
             Messina dated as of 5/28/97(5)
     10.1(D) Employment Agreement between Haven Bancorp, Inc. and
             Philip S. Messina dated as of November 22, 1999
             (filed herewith)
     10.1(E) Termination of the Bank Employment Agreement between
             Haven Bancorp, Inc. and Philip S. Messina dated as of November 22, 1999 (filed herewith)
     10.2(A) Form of Change in Control Agreement between
             Columbia Federal Savings Bank and certain executive officers, as amended(4)
     10.2(B) Form of Amendment to Change in Control Agreement
             between CFS Bank and certain executive officers(5) 10.2(C) Form of Change in Control Agreement between Haven
             Bancorp, Inc. and certain executive officers, as amended(4)
     10.2(D) Form of Amendment to Change in Control Agreement between Haven Bancorp, Inc. and certain executive officers (5)
     10.2(E) Change in Control Agreement between Haven Bancorp,
             Inc. and Mark A. Ricca dated as of April 10, 1998(8) 10.2(F) Change in Control Agreement between CFS Bank and Mark A. Ricca dated as of April 10, 1998(8)
     10.4 (a) Amended and Restated Columbia Federal Savings Bank Recognition and Retention Plans for Officers and Employees(6)
     10.4 (b) Amended and Restated Columbia Federal Savings Bank Recognition and Retention Plan for Outside Directors(6)
     10.5    Haven Bancorp, Inc. 1993 Incentive Stock Option
             Plan(6)

     10.6    Haven Bancorp, Inc. 1993 Stock Option Plan for
             Outside Directors(6)
     10.7 Columbia Federal Savings Bank Employee Severance Compensation Plan, as amended(4)
     10.8 Columbia Federal Savings Bank Consultation and Retirement Plan for Non-Employee Directors(6)
     10.9    Form of Supplemental Executive Retirement
             Agreement(3)
     10.10   Haven Bancorp, Inc. 1996 Stock Incentive Plan(4)
     10.11 Haven Bancorp, Inc. Key Executive Deferred Compensation Plan (filed herewith)
     10.12   Purchase and Assumption Agreement, dated as of
             March 11, 1998, by and among Intercounty Mortgage, Inc., CFS Bank and Resource Bancshares Mortgage Group, Inc.(7)
     11.0    Computation of earnings per share (filed herewith)
     13.0    Portions of 1999 Annual Report to Stockholders
             (filed herewith)
     21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
     23.0    Consent of Independent Auditors (filed herewith)
     27.0    Financial Data Schedule (filed herewith)
     99 Proxy Statement for 2000 Annual Meeting of Stockholders to be held on May 17, 2000, which will be filed with the SEC within 120 days after December 31, 1999, is incorporated herein by reference.
_______________
(1) Incorporated by reference into this document from the Exhibits to Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998.

(2) Incorporated by reference into this document from the Exhibits to Form 8-K, Current Report, filed on January 30, 1996.

(3) Incorporated by reference into this document from the Exhibits to Form 10-Q for the quarter ended March 31, 1999, filed on May 13, 1999.

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

(8) Incorporated by reference into this document from the Exhibits to Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.


     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed by the Company dated
November 30, 1999, which includes under Item 5 (Other Events) portions of the Company's presentation to analysts on December 1, 1999.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     HAVEN BANCORP, INC.


                                     By:  /s/ Philip S. Messina
                                          ---------------------
                                          Philip S. Messina
Dated:  March 30, 2000                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                      Title                   Date

/s/ Philip S. Messina      Chairman of the Board     March 30, 2000
-------------------------- and Chief Executive Officer
Philip S. Messina


/s/ William J. Jennings II President and Chief       March 30, 2000
-------------------------- Operating Officer
William J. Jennings II


/s/ George S. Worgul       Director                  March 30, 2000
--------------------------
George S. Worgul


/s/ Robert M. Sprotte      Director                  March 30, 2000
--------------------------
Robert M. Sprotte


/s/ Michael J. Fitzpatrick Director                  March 30, 2000
--------------------------
Michael J. Fitzpatrick


/s/ Michael J. Levine      Director                  March 30, 2000
--------------------------
Michael J. Levine


/s/Msgr. Thomas J. Hartman Director                  March 30, 2000
--------------------------
Msgr. Thomas J. Hartman


/s/Michael A. McManus, Jr. Director                  March 30, 2000
--------------------------
Michael A. McManus, Jr.


/s/ Hanif Dahya            Director                  March 30, 2000
--------------------------
Hanif Dahya


/s/ Catherine Califano     Senior Vice President and March 30, 2000
-------------------------- Chief Financial Officer
Catherine Califano
