Form 10-Q
period 2000-03-31
HAVEN BANCORP INC
filed 2000-05-15
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000         OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 9,070,981 shares of the Registrant's common stock outstanding as of May 12, 2000.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of March 31, 2000 and December 31, 1999        3

         Consolidated Statements of Income for the
         Three months ended March 31, 2000 and 1999        4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Three months
         ended March 31, 2000                              5

         Consolidated Statements of Cash Flows for the
         Three months ended March 31, 2000 and 1999        6

         Notes to Consolidated Financial Statements      7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  10-22

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                 22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 23

Item 2.  Changes in Securities and Use of Proceeds         23

Item 3.  Defaults Upon Senior Securities                   23

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           23

Item 5.  Other Information                                 24

Item 6.  Exhibits and Reports on Form 8-K                  24


    Signature Page

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                        March 31,   December 31,
                                                                          2000         1999
                                                                        --------    ------------
ASSETS
Cash and due from banks                                                 $   51,740   $   41,479
Money market investments                                                     6,104        1,238
Securities available for sale (Note 2)                                     943,435      937,299
Loans held for sale                                                         49,384       82,709
Federal Home Loan Bank of NY stock, at cost                                 27,865       27,865
Loans receivable:
  First mortgage loans                                                   1,793,622    1,777,208
  Cooperative apartment loans                                                4,048        3,669
  Other loans                                                               24,348       25,948
                                                                         ---------    ---------
     Total loans receivable                                              1,822,018    1,806,825
Less allowance for loan losses                                             (16,836)     (16,699)
                                                                         ---------    ---------
Loans receivable, net                                                    1,805,182    1,790,126
Premises and equipment, net                                                 35,002       35,928
Accrued interest receivable                                                 15,564       15,825
Other assets                                                                31,636       33,381
                                                                         ---------    ---------
     Total assets                                                       $2,965,912   $2,965,850
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $2,150,944   $2,080,613
  Borrowed funds                                                           680,987      749,232
  Due to broker                                                                871         -
  Other liabilities                                                         30,369       30,422
                                                                         ---------    ---------
     Total liabilities                                                   2,863,171    2,860,267
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                            -           -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    9,918,750 shares issued; 9,026,661 and 9,000,237 shares
    outstanding at March 31, 2000 and December 31, 1999, respectively          100          100
  Additional paid-in capital                                                52,556       52,336
  Retained earnings, substantially restricted                               88,525       89,083
  Accumulated other comprehensive loss                                     (28,101)     (25,465)
  Treasury stock, at cost (892,089 and 918,513 shares at March
    30, 2000 and December 31, 1999, respectively)                           (8,759)      (8,934)
  Unallocated common stock held by Bank's ESOP                                (864)        (934)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (218)        (231)
  Unearned compensation                                                       (498)        (372)
                                                                         ---------    ---------
      Total stockholders' equity                                           102,741      105,583
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $2,965,912   $2,965,850
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                       2000          1999
                                                       ----          ----
Interest income:
  Mortgage loans                                       $33,900     $24,885
  Other loans                                              507         850
  Mortgage-backed securities                            12,857      12,650
  Money market investments                                 147          30
  Debt and equity securities                             4,326       2,065
                                                        ------      ------
     Total interest income                              51,737      40,480
                                                        ------      ------
Interest expense:
 Deposits:
  Savings accounts                                       4,516       4,669
  NOW accounts                                             382         324
  Money market accounts                                    529         419
  Certificate accounts                                  15,571      11,753
 Borrowed funds                                         11,147       7,109
                                                        ------      ------
     Total interest expense                             32,145      24,274
                                                        ------      ------
Net interest income before provision for loan losses    19,592      16,206
Provision for loan losses                                  565         675
                                                        ------      ------
Net interest income after provision for loan losses     19,027      15,531
                                                        ------      ------
Non-interest income:
  Loan fees and servicing income                           264         505
  Mortgage banking income                                1,084       2,268
  Retail banking fees                                    4,866       3,079
  Net gain on sales of interest-earning assets             126         335
  Insurance, annuity and mutual fund fees                2,169       1,975
  Other                                                     94         135
                                                        ------      ------
     Total non-interest income                           8,603       8,297
                                                        ------      ------
Non-interest expense:
  Compensation and benefits                             11,037      11,040
  Occupancy and equipment                                3,609       3,344
  Real estate owned operations, net                       (176)       (151)
  Federal deposit insurance premiums                       108         254
  Restructuring charges (Note 3)                         7,057        -
  Other                                                  5,840       5,138
                                                        ------      ------
     Total non-interest expense                         27,475      19,625
                                                        ------      ------
Income before income tax expense                           155       4,203
Income tax expense                                          54       1,603
                                                        ------      ------
Net income                                              $  101      $2,600
                                                        ======      ======
Net income per common share:  Basic                     $ 0.01      $ 0.30
                                                        ======      ======
                              Diluted                   $ 0.01      $ 0.29
                                                        ======      ======

See accompanying notes to consolidated financial statements.

                                HAVEN BANCORP, INC.
               Consolidated Statement of Changes in Stockholders' Equity
                   Three months ended March 31, 2000   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings    Loss     Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1999            $105,583  100   52,336    89,083   (25,465)     (8,934)     (934)     (231)       (372)
Comprehensive Loss:
  Net income                                 101   -       -         101       -           -         -          -          -
  Other comprehensive income, net of tax
    Net unrealized depreciation on
    securities available for sale, net
    of reclassification adjustment (1)    (2,636)  -       -         -      (2,636)        -         -          -          -
                                         -------
Comprehensive Loss                        (2,535)  -       -         -         -           -         -          -          -
Dividends declared (note 5)                 (659)  -       -        (659)      -           -         -          -          -
Treasury stock issued for RRP and deferred
  compensation plan (14,592 shares)          -     -       112       -         -            97       -                    (209)
Stock options exercised, net of tax
  effect (11,832 shares) (note 4)             60   -       (18)      -         -            78       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                   209   -       126       -         -           -          70        13         -
Amortization of deferred compensation plan    83   -       -         -         -           -         -          -           83
                                         -------  ---   ------    ------    ------      ------    ------     -----       -----
Balance at March 31, 2000               $102,741  100   52,556    88,525   (28,101)     (8,759)     (864)     (218)       (498)
                                         =======  ===   ======    ======    ======      ======    ======     =====       =====


(1)  Disclosure of reclassification adjustment:
     (in thousands)                                                              Three months Ended
                                                                                   March 31, 2000
                                                                                 ------------------
  Net unrealized holding loss arising during period                                   $ (2,554)
  Less: reclassification adjustment for net gains included in net income                    82
                                                                                        ------
  Net unrealized loss on securities available for sale                                $ (2,636)
                                                                                        ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                           Three months ended
                                                                               March 31,
                                                                           ------------------
                                                                            2000      1999
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $   101   $ 2,600
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Amortization of cost of stock benefit plans                                 293       358
   Amortization of net deferred loan origination fees                         (667)      (23)
   Amortization of premiums and accretion of discounts on loans,
     mortgage-backed and debt securities                                       (47)      (70)
   Provision for loan losses                                                   565       675
   Provision for losses on real estate owned                                    35       -
   Deferred income taxes                                                       109      (404)
   Net gain on sales of interest-earning assets                               (126)     (335)
   Net decrease (increase) in loans held for sale                           33,325    (5,252)
   Depreciation and amortization                                             1,330     1,178
   Decrease (increase) in accrued interest receivable                          261    (1,478)
   Increase (decrease) in due to broker                                        871   (87,458)
   (Decrease) increase in other liabilities                                    (53)   14,762
   Decrease in other assets                                                  3,081     6,187
                                                                            ------    ------
Net cash provided by (used in) operating activities                         39,078   (69,260)
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                    (15,164) (113,517)
  Proceeds from disposition of assets (including REO)                          128        22
  Purchases of securities available for sale                               (72,447) (191,880)
  Principal repayments and maturities on securities available for sale      24,101    64,373
  Proceeds from sales of securities available for sale                      38,347    71,214
  Purchases of FHLB stock, net                                                -         (265)
  Net (increase) decrease in premises and equipment                           (404)      259
                                                                           -------   -------
Net cash used in investing activities                                      (25,439) (169,794)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                  70,331    82,085
  Net (decrease) increase in short term borrowed funds                     (99,268)  168,061
  Increase (decrease) in long term borrowed funds                           31,023   (22,077)
  Payment of common stock dividends                                           (657)     (665)
  Stock options exercised                                                       59        22
                                                                           -------   -------
Net cash provided by financing activities                                    1,488   227,426
                                                                           -------   -------
Net increase (decrease) in cash and cash equivalents                        15,127   (11,628)
Cash and cash equivalents at beginning of period                            42,717    44,808
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $57,844  $ 33,180
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
    Interest                                                               $32,281  $ 24,011
    Income taxes                                                             1,089     2,139
  Additions to real estate owned                                               190       284
  Securities purchased, not yet received                                       871    10,000

                                                                           =======   =======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  March 31, 2000 and 1999
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank ("CFS" or the "Bank") and subsidiaries, as of March 31, 2000 and December 31, 1999 and for the three-month periods ended March 31, 2000 and 1999, respectively. Material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

NOTE 2 - SECURITIES AVAILABLE FOR SALE.
The amortized cost and estimated fair values of securities available for sale at March 31, 2000 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 110,965         58      (5,041)    105,982
  Corporate debt securities                       103,842         -         (938)    102,904
  Preferred Stock                                  10,650         -       (1,570)      9,080
                                                  -------      -----      ------     -------
                                                  225,457         58      (7,549)    217,966
                                                  -------      -----      ------     -------
MBSs available for sale:
  GNMA Certificates                                 2,192         18        -          2,210
  FNMA Certificates                               120,897        232      (5,188)    115,941
  FHLMC Certificates                               30,971        240        (210)     31,001
  CMOs and REMICS                                 607,133        404     (31,220)    576,317
                                                  -------      -----      ------     -------
                                                  761,193        894     (36,618)    725,469
                                                ---------      -----      ------     -------
Total                                          $  986,650        952     (44,167)    943,435
                                                =========      =====      ======     =======

The net unrealized loss on securities available for sale at March
31, 2000, was reported as a separate component of stockholders' equity in the amount of $28.1 million, which is net of a tax effect of $15.1 million.

NOTE 3 - RESTRUCTURING CHARGES.
The Company recorded a pre-tax restructuring charge of approximately $6.8 million in the first quarter of 2000 related to the completed sale of parts of its residential mortgage origination division to M&T Mortgage Corporation, the anticipated sale of its Fishkill, NY office and the reorganization of the remainder of the division.

The Company also recorded a pre-tax restructuring charge of approximately $300,000 in the first quarter of 2000 related to severance payments.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the three months ended March 31, 2000 are as follows:

                                                Weighted Average
                                      Options    Exercise Price
                                      -------   ----------------
Balance at December 31, 1999           1,387,580      $10.13
  Granted                                  8,332       15.83
  Forfeited                              (33,800)      18.50
  Exercised                              (11,832)       5.00
                                       ---------       -----
Balance at March 31, 2000              1,350,280       10.00
                                       =========       =====
Options exercisable at March 31, 2000  1,144,649      $ 8.76
                                       =========       =====

NOTE 5 - DIVIDENDS PAYABLE. On March 23, 2000, the Company's Board of Directors approved a quarterly cash dividend of $0.075 per share, payable on April 21, 2000, to shareholders of record as of March 31, 2000.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. The implementation of SFAS No. 133 has not had a material impact on the Company's financial condition or results of operations.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to January 1, 2000, for calendar year entities such as the Company. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. There were 8,841,435 basic weighted average shares outstanding and 9,188,828 diluted weighted average shares outstanding for the three months ended March 31, 2000. The weighted average number of shares outstanding does not include 172,771 unallocated shares which are owned by the Employee Stock Ownership Plan ("ESOP") as of March 31, 2000 in accordance with American Institute of CPAs Statement of Position 93-6, "Employers' Accounting for ESOPs".

NOTE 8 - COMPREHENSIVE LOSS - Comprehensive loss was $2.5 million for the three-month period ended March 31, 2000, and $452,000 for the three-month period ended March 31, 1999.


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

Haven Bancorp's business currently consists primarily of the business of the Bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations primarily in one- to four-family, owner occupied residential mortgage loans. In addition, the Bank will invest in debt, equity and mortgage-backed securities ("MBSs") to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial real estate loans and other marketable securities. The Bank's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, which primarily consist of the interest paid on its deposits and borrowed funds. The Bank's net income also is affected by its non-interest income, its provision for loan losses and operating expenses consisting primarily of compensation and benefits, occupancy and equipment, real estate owned operations, net, federal deposit insurance premiums and other general and administrative expenses. The earnings of the Bank are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent, by government policies and actions of regulatory authorities.

On March 24, 2000, the Company announced that it retained the investment banking firm of Lehman Brothers Inc. to advise the Board of Directors on strategic alternatives for the Company. In connection with this action, the Company formed a Special Committee of the Board of Directors, consisting of three outside Board members to work with Lehman Brothers in these efforts. The committee is chaired by Michael A. McManus, Jr. and includes Robert
M. Sprotte and Hanif Dahya. The committee was recently expanded to five members with the addition of Richard J. Lashley and Garrett Goodbody of PL Capital Group ("PL Capital").

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1999
TO MARCH 31, 2000
                            ASSETS

The Company had total assets of $2.97 billion at March 31, 2000 and December 31, 1999. Securities available for sale ("AFS") increased by $6.1 million, or 0.7% to $943.4 million at March 31, 2000 from $937.3 million at December 31, 1999 primarily due to purchases for the AFS portfolio. During the three months ended March 31, 2000, the Bank purchased $27.5 million of MBSs and $44.9 million of debt and equity securities. The emphasis on debt and equity securities was due to the availability of more favorable rates and shorter durations. These increases were partially offset by sales and principal payments of $38.3 million and $24.1 million, respectively.

Net loans increased by $15.1 million, or 0.8% to $1.80 billion at March 31, 2000 from $1.79 billion at December 31, 1999. Loan originations and purchases during the three-month period ended March 31, 2000 totaled $166.1 million (comprised of $133.1 million of residential one- to four-family mortgage loans, $1.5 million of home equity loans and lines of credit, $11.7 million of multi-family loans, and $19.8 million of commercial real estate loans). Residential loan originations and purchases include loans originated or purchased for sale in the secondary market for the three months ended March 31, 2000 totaling $95.8 million. During the first three months of 2000, the Bank sold $128.7 million of residential loans on a servicing released basis to third party investors. During the first three months of 2000, principal repayments totaled $55.9 million.

                         LIABILITIES

Deposits increased by $70.3 million, or 3.4% to $2.15 billion at March 31, 2000 from $2.08 billion at December 31, 1999 primarily due to deposit inflows in the Bank's supermarket branches. The Bank had 62 supermarket bank branches as of March 31, 2000 compared to 63 supermarket branches at December 31, 1999. During the first quarter of 2000, the Bank closed one branch in an Edwards Superstore in Bayshore, New York and relocated another branch from the Pathmark Supermarket in Woodmere, New York to Springfield Gardens, New York.

Deposits in the supermarket branches totaled $898.5 million at March 31, 2000 compared to $842.3 million at December 31, 1999. Core deposits (comprised of checking, savings and money market accounts) were equal to 49.1% of total supermarket branch deposits at March 31, 2000 compared to 45.2% in the Bank's eight traditional branches. Core deposits for the supermarket branches included $230.7 million of "Liquid Asset" account balances at March 31, 2000. This account was introduced at the supermarket branches in the second quarter of 1998 and currently pays an initial rate of 4.25% for balances over $2,500. Overall, core deposits represented 48.4% of total deposits at March 31, 2000 compared to 45.4% at December 31, 1999. Borrowed funds decreased by $68.2 million, or 9.1% to $681.0 million at March 31, 2000 from $749.2 million at December 31, 1999 primarily due to the fact that deposit in-flows during the first quarter were used to pay down borrowings due to lower loan demand.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity decreased to $102.7 million at March 31, 2000 from $105.6 million at December 31, 1999. The decrease in stockholders' equity was primarily due to unrealized depreciation of $2.6 million in the value of securities available for sale and dividends declared totaling $0.7 million. The unrealized depreciation on AFS securities is the result of an increase in interest rates during the three months ended March 31, 2000 as evidenced by the two year treasury note which increased 25 basis points from December 31, 1999. These decreases were partially offset by net income of $101,000 for the three months ended March 31, 2000, and by $352,000 in amortization of awards of shares of stock by the Bank's ESOP and RRPs, the amortization of the deferred compensation plan, and stock options exercised.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required three-month seasoning period), restructured loans and real estate owned ("REO").

                                     March 31,      December 31,
                                       2000             1999
                                   ------------     ------------
                                      (Dollars in Thousands)
Non-accrual loans
  One- to four-family                 $ 3,879           3,663
  Cooperative                             317             206
  Multi-family                            274           1,139
  Non-residential and other             2,049           1,986
                                       ------          ------
     Total non-accrual loans            6,519           6,994
                                       ------          ------
Restructured loans
  One- to four-family                     186             314
  Cooperative                             177             178
  Multi-family                            220             225
                                       ------          ------
     Total restructured loans             583             717
                                       ------          ------
     Total non-performing loans         7,102           7,711
                                       ------          ------
REO
  One- to four-family                     364             268
  Cooperative                              21              56
                                       ------          ------
     Total REO                            385             324
  Less allowance for REO                    9              -
                                       ------          ------
     REO, net                             376             324
                                       ------          ------
     Total non-performing assets      $ 7,478           8,035
                                       ======          ======
Non-performing loans to total loans      0.39%           0.42
Non-performing assets to total assets    0.25            0.27
Non-performing loans to total assets     0.24            0.26


The decrease in non-performing assets was primarily due to a decrease of $475,000 in non-accrual loans from December 31, 1999 to March 31, 2000. The ratios of non-performing loans to total loans, non-performing assets to total assets, and non-performing loans to total assets each declined from December 31, 1999 to March 31, 2000, primarily due to the growth in the mortgage loan portfolio and a decline in non-performing assets.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 2000 and 1999:

                                          March 31,     March 31,
                                            2000          1999
                                        ------------  -------------
                                          (Dollars in Thousands)
Balance at beginning of period             $ 16,699       13,978
Charge-offs:
   Residential                                  (77)         (64)
   Cooperative                                  -            -
   Multi-family                                 -            -
   Non-residential and other                   (366)        (260)
                                             ------       ------
     Total charge-offs                         (443)        (324)
   Recoveries                                    15          244
                                             ------       ------
   Net charge-offs                             (428)         (80)
   Provision for loan losses                    565          675
                                             ------       ------
Balance at end of period                    $16,836       14,573
                                             ======       ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period  0.09%        0.02
Ratio of allowance for loan losses to
  total loans at the end of the period         0.92         1.02
Ratio of allowance for loan losses to non-
  performing loans at the end of the period  237.00       144.37

The ratio of net charge-offs to average loans outstanding during the first three months of 2000 increased compared to the same period in 1999 primarily due to an increase of $348,000 in net charge-offs for the first three months of 2000 compared to the first three months of 1999. The ratio of the allowance for loan losses to total loans decreased for the period due to the increase in average loans outstanding for the three months ended March 31, 2000. The ratio of the allowance for loan losses to non-performing loans increased between the periods due primarily to an increase of $2.3 million in the allowance for loan losses, as well as a $3.0 million decline in non-performing loans. The Bank's allowance for loan losses was $16.8 million and $14.6 million at March 31, 2000 and March 31, 1999, respectively, while non-performing loans totaled $7.1 million and $10.1 million, respectively, on those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of ARM loans, debt securities and MBSs, maintaining an AFS portfolio and extending liability maturities in its certificate of deposit and borrowings portfolio. During the first three months of 2000, the Bank originated or purchased for its portfolio $36.2 million of residential ARM loans and $31.5 million of adjustable-rate multi-family, commercial real estate and construction loans. During the three-month period, the Bank purchased $54.6 million of adjustable-rate debt securities and MBSs. At March 31, 2000, $266.1 million, or 28.2% of the Company's AFS portfolio were adjustable-rate securities and $677.3 million, or 71.8% of the portfolio were fixed-rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of checking, savings and money market accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At March 31, 2000, core deposits represented 48.4% of deposits compared to 45.4% of deposits at December 31, 1999. During the first three months of 2000, savings accounts increased by $16.8 million, net of interest, whereas, certificates of deposit decreased by $13.7 million, net of interest. The number of checking accounts increased by 6,517, or 3.4% to 200,095 at March 31, 2000 from 193,578 at December 31, 1999. Most of the increase, 5,818 accounts, is attributable to the Bank's supermarket branches. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as the supermarket branching program continues to mature. During the first quarter of 2000, the Bank replaced $50 million of shorter-term borrowed funds with ten-year, fixed-rate borrowed funds, which can be called after three years of the borrowing date.

              LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 4.76% at March 31, 2000 compared to 4.31% at December 31, 1999.

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

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2000 and December 31, 1999, cash and short-term investments totaled $57.8 million and $42.7 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, loans held for sale and AFS securities. Other sources of funds include FHLB advances, which at March 31, 2000 totaled $489.5 million. An additional source of funds are sales of securities under repurchase agreements, which totaled $140.1 million at March 31, 2000.

As of March 31, 2000, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital       Risk-Based Capital (3)
                                  --------------------   --------------------   -----------------------
                                  Amount   Ratio (1)     Amount   Ratio (1)     Amount   Ratio (1)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $172,273   5.72%       $172,273   5.72%       $188,020   12.08%

Minimum regulatory requirement      60,211   2.00(2)      120,422   4.00(2)      124,494    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $112,062   3.72%       $ 51,851   1.72%       $ 63,526    4.08%
                                   =======   ====         =======   ====         =======    ====

(1) For tangible and core capital, the ratio is to adjusted total assets. For risk-based capital, the ratio is to total risk-weighted assets.

(2) Under the OTS's prompt corrective action regulations, (i) the tangible capital requirement was effectively increased from 1.50% to 2.00% since OTS regulations stipulate that an institution with less than 2.00% tangible capital will be deemed to be classified as "critically undercapitalized," and (ii) the core capital requirement was effectively increased from 3.00% to 4.00% because under the OTS regulations an institution with less than 4.00% core capital is classified as "undercapitalized".

(3) The OTS requirement that an interest rate risk component be incorporated into its existing risk-based capital standard has been indefinitely deferred by the OTS. However, the Bank does not believe that its risk-based capital requirement would be materially affected as a result of the interest rate risk component.

                  ANALYSIS OF CORE EARNINGS

The Company's profitability is primarily dependent upon net inter-est income, which represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income is dependent on the average balances and rates received on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by the provision for loan losses, non-interest income, non-interest expense and income taxes.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three months ended March 31, 2000 and 1999, respectively, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                           Three months ended March 31,
                                                           2000                        1999
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,854,895 $33,900   7.31%  $1,377,235 $24,885   7.23%
 Other loans                                       25,223     507   8.04       37,178     850   9.15
 Mortgage-backed securities                       734,530  12,857   7.00      762,234  12,650   6.64
 Money market investments                          11,902     147   4.94        1,516      30   7.92
 Debt and equity securities                       228,406   4,326   7.58      133,067   2,065   6.21
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,854,956  51,737   7.25    2,311,230  40,480   7.01
Non-interest earning assets                       123,305  ------             147,604  ------
                                                ---------                   ---------
   Total assets                                 2,978,261                   2,458,834
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 630,899   4,516   2.86      576,044   4,669   3.24
 Certificate accounts                           1,141,035  15,571   5.46      892,050  11,753   5.27
 NOW accounts                                     260,657     382   0.59      222,499     324   0.58
 Money market accounts                             70,272     529   3.01       57,986     419   2.89
 Borrowed funds                                   723,653  11,147   6.16      530,099   7,109   5.36
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,826,516  32,145   4.55    2,278,678  24,274   4.26
Other liabilities                                  47,319  ------              60,133  ------
                                                ---------                   ---------
   Total liabilities                            2,873,835                   2,338,811
Stockholders' equity                              104,426                     120,023
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,978,261                  $2,458,834
                                                =========                   =========
Net interest income/net interest rate spread              $19,592   2.70%             $16,206   2.75%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $28,440           2.74%     $32,552           2.80%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             101.01%                     101.43%
                                                           ======                      ======

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                ENDED MARCH 31, 2000 AND 1999

GENERAL. The Company reported net income of $101,000 for the three months ended March 31, 2000 compared to net income of $2.6 million for the three months ended March 31, 1999. The decrease was due to pre-tax restructuring charges of $7.1 million recognized in the first quarter of 2000. The Company recorded a restructuring charge of approximately $6.8 million related to the completed sale of parts of the residential mortgage origination division to M&T Mortgage Corporation, the anticipated sale of the Fishkill, New York office and the reorganization of the remainder of the division. The Company also implemented a plan to reduce operating expenses through a reduction in the Company's workforce and the elimination of certain discretionary expenses. The Company recorded an additional restructuring charge of approximately $300,000 during the first quarter related to severance payments. Excluding the restructuring charges, non-interest expense increased by $793,000 over the prior year period. Net interest income increased $3.4 million from the prior year period and non-interest income increased $306,000 from the prior year period. Income tax expense decreased $1.5 million due to a decrease of $4.0 million in pre-tax income.

NET INTEREST INCOME. Net interest income increased by $3.4 million, or 20.9% to $19.6 million for the three months ended March 31, 2000 from $16.2 million for the three months ended March 31, 1999. The increase was primarily due to an increase in the total average balance of interest-earning assets of $543.7 million, or 23.5% to $2.85 billion for the three months ended March 31, 2000 from $2.31 billion for the same period last year. This growth is mainly due to growth in the Bank's residential mortgage loan and debt and equity securities portfolios. The average yield on interest-earning assets increased to 7.25% for the three-month period ended March 31, 2000 from 7.01% for the three-month period in 1999, resulting from the general increase in market interest rates in 1999 and the first quarter of 2000. The average cost of interest-bearing liabilities increased to 4.55% from 4.26% for the three months ended March 31, 2000 and 1999, respectively. The net interest spread was 2.70% for the three months ended March 31, 2000 compared to 2.75% for the comparable period in 1999.

Interest income increased by $11.3 million, or 27.8% to $51.7 million for the three months ended March 31, 2000 from $40.5 million for the three months ended March 31, 1999. The increase was primarily the result of a $9.0 million increase in interest income on mortgage loans and an increase of $2.3 million in interest income on debt and equity securities.

Interest income on mortgage and other loans increased by $8.7 million, or 33.7% to $34.4 million for the three months ended March

31, 2000, from $25.7 million for the comparable three-month period in 1999, primarily as a result of an increase in average balances of mortgage loans of $477.7 million. The Company expects that mortgage loan growth will slow as a result of the aforementioned sale and reorganization of its residential mortgage origination division.

Interest income on debt and equity securities increased by $2.3 million, or 109.5% to $4.3 million for the three months ended March 31, 2000 from $2.1 million for the comparable three-month period in 1999, primarily as a result of an increase in the average balance outstanding of $95.3 million and an increase in yield of 137 basis points. The increase in average balances between the periods was primarily due to the leverage strategy related to Haven Capital Trust II which was issued in May 1999.

Interest expense increased by $7.9 million, or 32.4% to $32.1 million for the three months ended March 31, 2000 from $24.3 million for the three months ended March 31, 1999. The increase was the result of a $3.8 million increase in interest expense on deposits and an increase of $4.0 million in interest expense on borrowings.

Interest on deposits increased by $3.8 million, or 22.3% to $21.0 million for the three months ended March 31, 2000 from $17.2 million for the comparable three-month period in 1999. This increase was primarily due to the average balance which increased by $354.3 million, or 20.3% to $2.10 billion for the three months ended March 31, 2000 from $1.75 billion for the comparable three-month period in 1999. The increase in deposits was primarily attributable to the Bank's supermarket banking expansion during 1999. At March 31, 2000, the Bank had 62 supermarket branches operating with deposits totaling $898.5 million compared to 59 supermarket branches at March 31, 1999 with deposits totaling $578.1 million. The increase in average balance was primarily due to certificate account balances which increased by $249.0 million, or 27.9% to $1.14 billion for the three months ended March 31, 2000 from $892.1 million for the comparable three-month period in 1999. Interest expense on certificate accounts increased by $3.8 million, or 32.5% to $15.6 million for the three months ended March 31, 2000 from $11.8 million in the same period in 1999. The average cost of certificate accounts was 5.46% for the first quarter of 2000 compared to 5.27% for the first quarter of 1999, primarily due to the general rise in market interest rates between the periods. The overall average cost of deposits was 3.99% for the three months ended March 31, 2000 compared to 3.93% for the first quarter of 1999.

Interest on borrowed funds increased by $4.0 million, or 56.8% to $11.1 million for the three months ended March 31, 2000 from $7.1 million for the comparable three-month period in 1999. Borrowed funds on an average basis increased by $193.6 million between the periods due primarily to the addition of short-term FHLB advances and securities sold under agreements to repurchase during 2000 in order to complement deposit growth as a funding mechanism for mortgage loan originations and to purchase AFS securities as part of the leverage strategy related to Haven Capital Trust II which was issued in May 1999. The average rate paid on borrowings increased to 6.16% for the three months ended March 31, 2000 from 5.36% for the prior year period due to an increase in market interest rates during 1999 and the first quarter of 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $565,000 for loan losses for the three months ended March 31, 2000 compared to $675,000 for the comparable three-month period in 1999. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the decrease in the overall growth in the Bank's loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $306,000, or 3.7% for the three months ended March 31, 2000 to $8.6 million from $8.3 million for the comparable three-month period in 1999. Non-interest income for the first quarter of 2000 included $1.1 million of mortgage banking income compared to mortgage banking income of $2.3 million in the first quarter of 1999. The decrease in mortgage banking income is due to a decrease in the Bank's loans held for sale volume as a result of the reorganization of the Bank's residential mortgage origination operation. Retail banking fees increased by $1.8 million, or 58.0% to $4.9 million for the first quarter of 2000 compared to $3.1 million for the same period last year. The increase in savings and checking fees is primarily due to the number of checking accounts which increased by 33,659, or 20.2% to 200,095 accounts at March 31, 2000 from 166,436 accounts at March 31, 1999. A significant portion of this growth is attributable to the Bank's supermarket banking program. The supermarket branches generated savings and checking fees of $3.6 million for the first quarter of 2000 compared to $2.2 million for the first quarter of last year. Insurance, annuity and mutual fund fees for the first quarter of 2000 increased by $194,000, or 9.8% to $2.2 million from $2.0 million for the same period last year. The net gain realized on sales of interest-earning assets was $126,000 for the three months ended March 31, 2000 compared to $335,000 for the same period last year.

NON-INTEREST EXPENSE. Non-interest expense increased by $7.9 million, or 40.0% for the three months ended March 31, 2000 to $27.5 million from $19.6 million for the comparable three-month period in 1999. The increase was primarily the result of restructuring charges totaling $7.1 million. Excluding the restructuring charges, non-interest expense increased by $793,000, or 4.04%, in the 2000 quarter over the prior year period. Compensation and benefits costs remained flat at $11.0 million between the periods. Occupancy and equipment costs increased by $266,000, or 7.9% to $3.6 million for the first quarter of 2000 from $3.3 million for the same period last year primarily due to the addition of three supermarket branches. The costs incurred for the Federal deposit insurance premiums decreased by $146,000, or 57.5% to $108,000 for the three months ended March 31, 2000 from $254,000 for the same period last year due to a legislative change effective January 1, 2000. The assessment booked for the first quarter of 2000 represented the Bank's share of interest due on the Financing Corporation bonds. The Bank is no longer subject to a quarterly premium for the SAIF fund due to its current risk classification. Other operating costs increased by $702,000, or 13.7% to $5.8 million for the three months ended March 31, 2000 from $5.1 million for the same period last year, due primarily to the addition of supermarket branches.

INCOME TAX EXPENSE. Income tax expense was $54,000 for an effective tax rate of 34.8% for the three months ended March 31, 2000 compared to income tax expense of $1.6 million for an effective tax rate of 38.1% for the comparable period in 1999. The improvement in the effective tax rate was due to additional tax savings realized from the formation of the Bank's wholly-owned subsidiary, CFS Investments New Jersey, Inc., a New Jersey Investment Company.

                   FORWARD LOOKING STATEMENTS

Statements made herein that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those related to overall business conditions, particularly in the consumer financial services, mortgage and insurance markets in which Haven operates, fiscal and monetary policy, competitive products and pricing, credit risk management, changes in regulations affecting financial institutions and other risks and uncertainties discussed in Haven's SEC filings, including its Annual Report on Form 10-K for 1999. Haven disclaims any obligation to publicly announce future events or developments, which may affect the forward-looking statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK In management's opinion, there has not been a material change in market risk from December 31, 1999 as reported in Item 7A of the Company's Annual Report on Form 10-K for 1999.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At March 31, 2000, the Bank has a lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in actual damages and an additional $12.4 million of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and has and will continue to defend its position.

Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

On May 18, 1999, the Bank was served with a complaint naming it as a defendant in a lawsuit. The lawsuit was commenced by the former president of the Bank's residential mortgage lending division in the Superior Court of New Jersey, Law Division, Middlesex County. The plaintiff alleges in this complaint that the Bank terminated his employment without "cause" as defined in his employment agreement and further alleges that the Bank breached the employment agreement and its obligation of good faith and fair dealing. The plaintiff seeks, among other things, unspecified money damages, including severance benefits, as well as bonus compensation in accordance with the employment agreement. The plaintiff also seeks a declaratory judgment that certain post-employment non-compete and non-solicitation covenants should no longer be effective. The Company denies these allegations and intends to vigorously defend this action. Although the Company cannot assure the outcome of this action, it does not believe it will have a material effect on its financial condition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
During the first quarter of 2000, the Company and PL Capital announced the resolution of their dispute resulting in the appointment of Richard Lashley and Garrett Goodbody to the Boards of Directors of the Company and the Bank, which expanded both boards of directors from nine members to eleven members. PL Capital has withdrawn its proxy statement and agreed to vote its shares in favor of the Company's nominees for election to the Board of Directors at its Annual Stockholders' Meeting to be held May 17, 2000. Messrs. Lashley and Goodbody were appointed to various committees of the Company and the Bank, and both now serve on the existing Special Committee of the Board of Directors, expanding that committee to five members. The Company agreed to reimburse PL Capital for all costs and expenses incurred in connection with the dispute.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27.1 Financial Data Schedule.
         (b) Reports on Form 8-K - The Company filed a Form 8-K on April 24, 2000, which reported information under
             Item 5 - "Other Events."



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HAVEN BANCORP INC.
                                  (Registrant)



Date:  May 15, 2000            By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    President and Chief Executive
                                      Officer


Date:  May 15, 2000            By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer