Form 10-Q
period 2000-06-30
HAVEN BANCORP INC
filed 2000-08-03
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000         OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 9,123,819 shares of the Registrant's common stock outstanding as of July 31, 2000.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of June 30, 2000 and December 31, 1999        3

         Consolidated Statements of Income for the
         three months and six months ended June 30,
         2000 and 1999                                    4

         Consolidated Statement of Changes in
         Stockholders' Equity for the six months
         ended June 30, 2000                              5

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2000 and 1999          6

         Notes to Consolidated Financial Statements      7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  10-26

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                 26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 27

Item 2.  Changes in Securities and Use of Proceeds         27

Item 3.  Defaults Upon Senior Securities                   27

Item 4.  Submission of Matters to a Vote of Security
         Holders                                        27-28

Item 5.  Other Information                                 28

Item 6.  Exhibits and Reports on Form 8-K                  28


    Signature Page

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                         June 30,   December 31,
                                                                           2000         1999
                                                                        ---------   ------------
ASSETS
Cash and due from banks                                                 $   56,677   $   41,479
Money market investments                                                     5,753        1,238
Securities available for sale (Note 3)                                     931,342      937,299
Loans held for sale                                                          7,838       82,709
Federal Home Loan Bank of NY stock, at cost                                 27,865       27,865
Loans receivable:
  First mortgage loans                                                   1,797,390    1,777,208
  Cooperative apartment loans                                                4,692        3,669
  Other loans                                                               22,901       25,948
                                                                         ---------    ---------
     Total loans receivable                                              1,824,983    1,806,825
Less allowance for loan losses                                             (17,235)     (16,699)
                                                                         ---------    ---------
Loans receivable, net                                                    1,807,748    1,790,126
Premises and equipment, net                                                 34,460       35,928
Accrued interest receivable                                                 16,637       15,825
Other assets                                                                42,296       33,381
                                                                         ---------    ---------
     Total assets                                                       $2,930,616   $2,965,850
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $2,153,957   $2,080,613
  Borrowed funds                                                           643,131      749,232
  Other liabilities                                                         24,978       30,422
                                                                         ---------    ---------
     Total liabilities                                                   2,822,066    2,860,267
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                            -           -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    9,918,750 shares issued; 9,119,219 and 9,000,237 shares
    outstanding at June 30, 2000 and December 31, 1999, respectively           100          100
  Additional paid-in capital                                                53,190       52,336
  Retained earnings, substantially restricted                               94,926       89,083
  Accumulated other comprehensive loss:
    Unrealized loss on securities available for sale, net of tax effect    (29,674)     (25,465)
  Treasury stock, at cost (799,531 and 918,513 shares at June
    30, 2000 and December 31, 1999, respectively)                           (8,155)      (8,934)
  Unallocated common stock held by Bank's ESOP                                (795)        (934)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (206)        (231)
  Unearned compensation                                                       (836)        (372)
                                                                         ---------    ---------
      Total stockholders' equity                                           108,550      105,583
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $2,930,616   $2,965,850
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------    ------------------
                                                       2000          1999    2000          1999
                                                       ----          ----    ----          ----
Interest income:
  Mortgage loans                                       $33,555     $27,630   $67,457     $52,515
  Other loans                                              568         786     1,073       1,636
  Mortgage-backed securities                            12,793      12,686    25,650      25,336
  Money market investments                                 113          39       260          69
  Debt and equity securities                             4,822       3,095     9,148       5,160
                                                        ------      ------   -------      ------
     Total interest income                              51,851      44,236   103,588      84,716
                                                        ------      ------   -------      ------
Interest expense:
 Deposits:
  Savings accounts                                       4,501       5,015     9,017       9,684
  NOW accounts                                             289         419       671         743
  Money market accounts                                    642         440     1,171         859
  Certificate accounts                                  16,081      12,071    31,652      23,824
 Borrowed funds                                         10,519       8,371    21,666      15,480
                                                        ------      ------    ------      ------
     Total interest expense                             32,032      26,316    64,177      50,590
                                                        ------      ------    ------      ------
Net interest income before provision for loan losses    19,819      17,920    39,411      34,126
Provision for loan losses                                  585         880     1,150       1,555
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     19,234      17,040    38,261      32,571
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           342         422       606         927
  Mortgage banking income                                  171         677     1,255       2,945
  Retail banking fees                                    5,811       3,865    10,677       6,944
  Net gain on sales of interest-earning assets            -          1,234       126       1,569
  Insurance, annuity and mutual fund fees                2,252       2,168     4,421       4,143
  Other                                                    141         182       235         317
                                                        ------      ------    ------      ------
     Total non-interest income                           8,717       8,548    17,320      16,845
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                              8,541      10,927    19,578      21,967
  Occupancy and equipment                                3,156       3,439     6,765       6,783
  Real estate owned operations, net                         79         (33)      (97)       (184)
  Federal deposit insurance premiums                       120         254       228         508
  Restructuring (recoveries) charges                      (180)       -        6,877        -
  Other                                                  5,304       5,662    11,144      10,800
                                                        ------      ------    ------      ------
     Total non-interest expense                         17,020      20,249    44,495      39,874
                                                        ------      ------    ------      ------
Income before income tax expense                        10,931       5,339    11,086       9,542
Income tax expense                                       3,845       2,011     3,899       3,614
                                                        ------      ------    ------      ------
Net income                                              $7,086      $3,328    $7,187      $5,928
                                                        ======      ======    ======      ======
Net income per common share:  Basic                     $ 0.80      $ 0.38    $ 0.81      $ 0.68
                                                        ======      ======    ======      ======
                              Diluted                   $ 0.76      $ 0.37    $ 0.77      $ 0.66
                                                        ======      ======    ======      ======

See accompanying notes to consolidated financial statements.

                                HAVEN BANCORP, INC.
               Consolidated Statement of Changes in Stockholders' Equity
                   Six months ended June 30, 2000   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings    Loss     Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1999            $105,583  100   52,336    89,083   (25,465)     (8,934)     (934)      (231)      (372)
Comprehensive Income:
  Net income                               7,187   -       -       7,187       -           -          -          -         -
  Other comprehensive income, net of tax
    Net unrealized depreciation on
    securities available for sale, net
    of reclassification adjustment (1)    (4,209)  -       -         -      (4,209)        -         -          -          -
                                         -------
Comprehensive Income                       2,978   -       -         -         -           -         -          -          -
Dividends declared (note 5)               (1,344)  -       -      (1,344)      -           -         -          -          -
Treasury stock issued for RRP and deferred
  compensation plan (40,164 shares)          -     -       389       -         -           258       -          -         (647)
Stock options exercised, net of tax
  effect (80,570 shares) (note 4)            643   -       122       -         -           521       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                   507   -       343       -         -           -         139        25         -
Amortization of deferred compensation plan   183   -       -         -         -           -         -          -          183
                                         -------  ---   ------    ------    ------      ------    ------     -----       -----
Balance at June 30, 2000                $108,550  100   53,190    94,926   (29,674)     (8,155)     (795)     (206)       (836)
                                         =======  ===   ======    ======    ======      ======    ======     =====       =====


(1)  Disclosure of reclassification adjustment:
     (in thousands)                                                               Six months ended
                                                                                   June 30, 2000
                                                                                 ------------------
  Net unrealized holding loss arising during period                                   $ (4,127)
  Less: reclassification adjustment for net gains included in net income                    82
                                                                                        ------
  Net unrealized loss on securities available for sale                                $ (4,209)
                                                                                        ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                            Six months ended
                                                                               June 30,
                                                                           ------------------
                                                                            2000      1999
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $ 7,187   $ 5,928
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Amortization of cost of stock benefit plans                                 690       726
   Amortization of net deferred loan origination fees                         (934)     (351)
   Amortization of premiums and accretion of discounts on loans,
     mortgage-backed and debt securities                                      (147)       96
   Provision for loan losses                                                 1,150     1,555
   Provision for losses on real estate owned                                    50        20
   Deferred income taxes                                                      (336)     (243)
   Net gain on sales of interest-earning assets                               (126)     (835)
   Net decrease (increase) in loans held for sale                           74,871   (30,736)
   Depreciation and amortization                                             2,175     2,224
   Increase in accrued interest receivable                                    (812)   (3,261)
   Decrease in due to broker                                                  -      (97,458)
   (Decrease) increase in other liabilities                                 (5,425)   26,339
   (Increase) decrease in other assets                                      (6,004)    7,843
                                                                            ------    ------
Net cash provided by (used in) operating activities                         72,339   (88,153)
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                    (18,368) (239,256)
  Proceeds from disposition of assets (including REO)                          179        59
  Purchases of securities available for sale                               (92,540) (377,740)
  Principal repayments and maturities on securities available for sale      51,958   118,649
  Proceeds from sales of securities available for sale                      40,328   129,678
  Purchases of FHLB stock, net                                                -       (1,270)
  Net (increase) decrease in premises and equipment                           (707)      239
                                                                           -------   -------
Net cash used in investing activities                                      (19,150) (369,641)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                  73,344   222,081
  Net (decrease) increase in short term borrowed funds                    (248,446)  227,762
  Increase in long term borrowed funds                                     142,345    28,145
  Payment of common stock dividends                                         (1,362)   (1,334)
  Stock options exercised                                                      643       366
                                                                           -------   -------
Net cash (used in) provided by financial activities                        (33,476)  477,020
                                                                           -------   -------
Net increase in cash and cash equivalents                                   19,713    19,226
Cash and cash equivalents at beginning of period                            42,717    44,808
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $62,430  $ 64,034
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
    Interest                                                               $64,720  $ 50,286
    Income taxes                                                             5,765     2,203
  Additions to real estate owned                                               483       622
                                                                           =======   =======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 2000 and 1999
                        (Unaudited)

NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank ("CFS" or the "Bank") and subsidiaries, as of June 30, 2000 and December 31, 1999 and for the three-month and six-month periods ended June 30, 2000 and 1999, respectively. Material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

NOTE 2 - MERGER AGREEMENT WITH QUEENS COUNTY BANCORP, INC. On June 27, 2000, Haven Bancorp, Inc. announced that it had entered into an Agreement and Plan of Merger, dated as of June 27, 2000 ("Merger Agreement"), with Queens County Bancorp, Inc., a Delaware corporation ("Queens"). Queens is the bank holding company parent of Queens County Savings Bank, a New York State chartered stock savings bank. The Merger Agreement provides, among other things, that Haven Bancorp will merge with and into Queens, with Queens being the surviving corporation ("Merger").

Pursuant to the Merger Agreement, each share of Haven Bancorp's common stock, par value $0.01 per share ("Haven Common Stock"), issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) will be converted into and become the right to receive 1.04 shares of Queens common stock, par value $0.01 per share ("Queens Common Stock"), except for (i) shares of Haven Common Stock held directly or indirectly by Queens, other than shares held in a fiduciary capacity in satisfaction of a debt previously contracted, (ii) shares held by Haven Bancorp as treasury stock and (iii) unallocated shares held in Haven Bancorp's Recognition and Retention Plans. Cash will be paid in lieu of fractional shares.

The Merger is intended to qualify as a tax-free reorganization. Consummation of the Merger is subject to the satisfaction of certain customary conditions, including approval of the Merger Agreement by the stockholders of both Haven Bancorp and Queens and approval of the appropriate regulatory agencies.

Haven Bancorp has the right to terminate the Merger Agreement if
(i) the Queens Market Value on the Valuation Date falls below 80% of the Initial Queens Market Value and (ii) the Queens Ratio is less than 0.80 times the Index Ratio, unless Queens elects to increase the Merger Consideration to be received by Haven Bancorp's stockholders, all as defined and set forth in the Merger Agreement.

In connection with the Merger Agreement, Haven Bancorp granted to Queens a stock option pursuant to a Stock Option Agreement, dated as of June 27, 2000, which, under certain limited circumstances, would enable Queens to purchase up to 19.9% of Haven Bancorp's issued and outstanding shares of common stock at a price per share equal to $18.0625.

NOTE 3 - SECURITIES AVAILABLE FOR SALE.
The amortized cost and estimated fair values of securities available for sale at June 30, 2000 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 114,782         40      (4,727)    110,095
  Corporate debt securities                       106,227         26      (1,872)    104,381
  Preferred Stock                                  10,650         -       (2,014)      8,636
                                                  -------      -----      ------     -------
                                                  231,659         66      (8,613)    223,112
                                                  -------      -----      ------     -------
MBSs available for sale:
  GNMA Certificates                                11,810        136        -         11,946
  FNMA Certificates                               117,843        142      (4,891)    113,094
  FHLMC Certificates                               29,694        157        (213)     29,638
  CMOs and REMICS                                 586,021        446     (32,915)    553,552
                                                  -------      -----      ------     -------
                                                  745,368        881     (38,019)    708,230
                                                ---------      -----      ------     -------
Total                                          $  977,027        947     (46,632)    931,342
                                                =========      =====      ======     =======

The net unrealized loss on securities available for sale at June
30, 2000, was reported as a separate component of stockholders' equity in the amount of $29.7 million, which is net of a tax effect of $16.0 million.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the six months ended June 30, 2000 are as follows:

                                                Weighted Average
                                      Options    Exercise Price
                                      -------   ----------------
Balance at December 31, 1999           1,387,580      $10.13
  Granted                                 25,000       16.72
  Forfeited                              (60,300)      17.92
  Exercised                              (80,570)       8.26
                                       ---------       -----
Balance at June 30, 2000               1,271,710        9.98
                                       =========       =====
Options exercisable at June 30, 2000   1,099,932        9.09
                                       =========       =====

NOTE 5 - DIVIDENDS PAYABLE. On June 22, 2000, the Company's Board of Directors approved a quarterly cash dividend of $0.075 per share, payable on July 21, 2000, to shareholders of record as of July 3, 2000.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to January 1, 2000, for calendar year entities such as the Company. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. There were 8,909,707 basic weighted average shares outstanding and 9,351,520 diluted weighted average shares outstanding for the three months ended June 30, 2000. There were 8,882,499 basic weighted average shares outstanding and 9,280,186 diluted weighted average shares outstanding for the six months ended June 30, 2000. The weighted average number of shares outstanding does not include 158,915 unallocated shares which are owned by the Employee Stock Ownership Plan ("ESOP") as of June 30, 2000 in accordance with American Institute of CPAs Statement of Position 93-6, "Employers' Accounting for ESOPs".

NOTE 8 - COMPREHENSIVE INCOME (LOSS) - Comprehensive income was
$3.0 million for the six-month period ended June 30, 2000, whereas, there was a comprehensive loss of $5.7 million for the six-month period ended June 30, 1999.

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

During the period from June, 1999 through April, 2000, Haven was engaged in a dispute with PL Capital Group, a large stockholder of Haven Bancorp common stock, concerning the appointment of Richard Lashley and Garrett Goodbody to the Haven Bancorp board of directors and PL Capital Group's proxy solicitation in opposition to Haven Bancorp's nominees for election to its board of directors. On April 7, 2000, Haven Bancorp entered into an agreement with PL Capital Group which provides, among other things, for the appointment of Messrs. Lashley and Goodbody to the Haven Bancorp board of directors, which appointment was effected on April 7, 2000, and for the termination of the PL Capital Group's solicitation.

On June 27, 2000, the Company and Queens County Bancorp, Inc. (Nasdaq: QCSB) announced the signing of a definitive agreement and plan of merger under which the Company will merge with and into Queens County Bancorp, Inc. in a transaction valued at approximately $196 million. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company's stockholders are expected to receive
1.04 shares of Queens County Bancorp common stock in exchange for each share of the Company's common stock. The combined entity, to be named New York Community Bancorp, Inc. (and traded on Nasdaq under the symbol "NYCB"), will have assets of approximately $5.1 billion and deposits of approximately $3.2 billion prior to a planned restructuring. Upon completion of the merger, the pro forma company will have a network of 19 traditional branch offices and three customer service centers serving Queens and Nassau counties, and 62 supermarket branches extending throughout the New York metropolitan area. In Queens, the company will command an 8% share of the market, ranking third among thrifts. The traditional branches and customer service centers will operate under the Queens County Savings Bank banner; the supermarket branches will continue to operate under the name of the CFS Bank. In order to complete the merger, the boards of directors of Haven and Queens have each called special meetings of stockholders to be held tentatively on September 26, 2000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1999
TO JUNE 30, 2000
                            ASSETS

The Company had total assets of $2.93 billion at June 30, 2000 compared to $2.97 billion at December 31, 1999. Securities available for sale ("AFS") decreased by $6.0 million, or 0.6% to $931.3 million at June 30, 2000 from $937.3 million at December 31, 1999 primarily due to a pre-tax increase of $6.5 million in the unrealized depreciation on securities available for sale. The increase in the unrealized depreciation on AFS securities was due to an increase in general market interest rates during the six months ended June 30, 2000. During the six months ended June 30, 2000, the Bank purchased $40.7 million of MBSs and $51.8 million of debt and equity securities. The emphasis on debt and equity securities was due to the availability of more favorable rates and shorter durations. These increases were offset by sales and principal payments of $40.3 million and $52.0 million, respectively.

Total loans increased by $18.2 million, or 1.0% to $1.82 billion at June 30, 2000 from $1.81 billion at December 31, 1999. Loan originations and purchases during the six-month period ended June 30, 2000 totaled $275.9 million (comprised of $190.1 million of residential one- to four-family mortgage loans, $3.0 million of home equity loans and lines of credit, $24.4 million of multi-family loans, $28.5 million of commercial real estate loans and $29.9 million of construction and land loans). Residential loan originations and purchases include loans originated for sale or purchased in the secondary market for the six months ended June 30, 2000 totaling $130.8 million. During the first six months of 2000, the Bank sold $198.4 million of residential loans on a servicing released basis to third party investors. During the first half of 2000, principal repayments on loans totaled $134.3 million.

                         LIABILITIES

Deposits increased by $73.3 million, or 3.5% to $2.15 billion at June 30, 2000 from $2.08 billion at December 31, 1999 primarily due to deposit inflows from the Bank's supermarket branches. The Bank had 62 supermarket bank branches as of June 30, 2000 compared to 63 supermarket branches at December 31, 1999. During the first quarter of 2000, the Bank closed one branch in an Edwards Superstore in Bayshore, New York and relocated another branch from the Pathmark Supermarket in Woodmere, New York to the Pathmark Supermarket in Springfield Gardens, New York.

Deposits in the supermarket branches totaled $908.3 million at June
30, 2000 compared to $842.3 million at December 31, 1999.   Core
deposits (comprised of checking, savings and money market accounts) were equal to 48.8% of total supermarket branch deposits at June 30, 2000 compared to 47.9% in the Bank's eight traditional branches. Core deposits for the supermarket branches included $234.1 million of "Liquid Asset" account balances at June 30, 2000. This account was introduced at the supermarket branches in the second quarter of 1998 and currently pays an initial rate of 4.25% for balances over $2,500. Overall, core deposits represented 48.3% of total deposits at June 30, 2000 compared to 45.4% at December 31, 1999. Borrowed funds decreased by $106.1 million, or 14.2% to $643.1 million at June 30, 2000 from $749.2 million at December 31, 1999 primarily due to the fact that deposit in-flows and certain other cash flows during the six months ended June 30, 2000 were used to pay down borrowings due to lower loan demand.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity increased to $108.6 million at June 30, 2000 from $105.6 million at December 31, 1999. The increase in stockholders' equity was primarily due to net income of $7.2 million for the six months ended June 30, 2000. This was partially offset by an increase of $4.2 million in the unrealized depreciation on securities available for sale. The unrealized depreciation on securities available for sale is the result of an increase in general market interest rates during the six months ended June 30, 2000. For the six months ended June 30th, dividends declared totaled $1.3 million, which was offset by the amortization of awards of shares of stock by the Bank's ESOP, RRPs and deferred compensation plans and stock option exercises.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required three-month seasoning period), restructured loans and real estate owned ("REO").

                                     June 30,       December 31,
                                       2000             1999
                                   ------------     ------------
                                      (Dollars in Thousands)
Non-accrual loans
  One- to four-family                 $ 3,975           3,663
  Cooperative                             276             206
  Multi-family                            274           1,139
  Non-residential and other             1,851           1,986
                                       ------          ------
     Total non-accrual loans            6,376           6,994
                                       ------          ------
Restructured loans
  One- to four-family                     184             314
  Cooperative                             176             178
  Multi-family                            216             225
                                       ------          ------
     Total restructured loans             576             717
                                       ------          ------
     Total non-performing loans         6,952           7,711
                                       ------          ------
REO
  One- to four-family                     607             268
  Cooperative                              21              56
                                       ------          ------
     Total REO                            628             324
  Less allowance for REO                  (23)             -
                                       ------          ------
     REO, net                             605             324
                                       ------          ------
     Total non-performing assets      $ 7,557           8,035
                                       ======          ======
Non-performing loans to total loans      0.38%           0.42
Non-performing assets to total assets    0.26            0.27
Non-performing loans to total assets     0.24            0.26


The decrease in non-performing assets was primarily due to a decrease of $759,000 in non-performing loans from December 31, 1999 to June 30, 2000 which was partially offset by an increase in REO, net from $324,000 at December 31, 1999 to $605,000 at June 30,
2000. The ratios of non-performing loans to total loans, non-performing assets to total assets, and non-performing loans to total assets each declined from December 31, 1999 to June 30, 2000, primarily due to the growth in the mortgage loan portfolio and a decline in non-performing loans.

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

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 2000 and 1999:

                                          June 30,      June 30,
                                            2000          1999
                                        ------------  -------------
                                          (Dollars in Thousands)
Balance at beginning of period             $ 16,699       13,978
Charge-offs:
   Residential                                 (299)        (835)
   Non-residential and other                   (570)         -
                                             ------       ------
     Total charge-offs                         (869)        (835)
   Recoveries                                   255          318
                                             ------       ------
   Net charge-offs                             (614)        (517)
   Provision for loan losses                  1,150        1,555
                                             ------       ------
Balance at end of period                    $17,235       15,016
                                             ======       ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period  0.07%        0.07
Ratio of allowance for loan losses to
  total loans at the end of the period         0.94         0.97
Ratio of allowance for loan losses to non-
  performing loans at the end of the period  247.91       165.68

The ratio of net charge-offs to average loans outstanding during the first six months of 2000 was unchanged from the same period in 1999. The ratio of the allowance for loan losses to total loans decreased from 97 basis points to 94 basis points for the period due to an increase of $275.7 million in total loans outstanding at June 30, 2000 compared to June 30, 1999. The ratio of the allowance for loan losses to non-performing loans increased between the periods due primarily to an increase of $2.2 million in the allowance for loan losses, as well as a $2.1 million decline in non-performing loans. The Bank's allowance for loan losses was $17.2 million and $15.0 million at June 30, 2000 and June 30, 1999, respectively, while non-performing loans totaled $7.0 million and $9.1 million, respectively, on those dates.

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of adjustable-rate mortgage ("ARM") loans, debt securities and MBSs, maintaining an AFS portfolio and extending liability maturities in its certificate of deposit and borrowings portfolios. During the first half of 2000, the Bank originated, or purchased for its portfolio, $58.1 million of residential ARM loans and $82.8 million of multi-family, commercial real estate and construction ARM loans. During the six-month period, the Bank purchased $54.6 million of adjustable-rate debt securities and MBSs. At June 30, 2000, $255.4 million, or 27.4% of the Company's AFS portfolio were adjustable-rate securities and $675.9 million, or 72.6% of the portfolio were fixed-rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of checking, savings and money market accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At June 30, 2000, core deposits represented 48.3% of deposits compared to 45.4% of deposits at December 31, 1999.
During the first half of 2000, savings accounts increased by $21.8 million, net of interest, whereas, certificates of deposit decreased by $24.9 million, net of interest. The number of checking accounts increased by 1,536, or 0.8% to 195,114 at June 30, 2000 from 193,578 at December 31, 1999. The number of checking accounts in the supermarket branches increased by 3,580 accounts, whereas, the number of checking accounts in the remaining branches declined by 2,044 accounts. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as the supermarket branching program continues to mature. During the first half of 2000, the Bank replaced $126.5 million of shorter-term borrowed funds with ten-year, fixed-rate borrowed funds, which can be called after three years of the borrowing date.

              LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 5.34% at June 30, 2000 compared to 4.31% at December 31, 1999.

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

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2000 and December 31, 1999, cash and short-term investments totaled $62.4 million and $42.7 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, loans held for sale and AFS securities. Other sources of funds include FHLB advances, which at June 30, 2000 totaled $489.5 million. An additional source of funds are sales of securities under repurchase agreements, which totaled $102.3 million at June 30, 2000.

As of June 30, 2000, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                    Tangible Capital         Core Capital       Risk-Based Capital (3)
                                  --------------------   --------------------   -----------------------
                                  Amount   Ratio (1)     Amount   Ratio (1)     Amount   Ratio (1)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $180,679   6.07%       $180,679   6.07%       $196,671   12.69%

Minimum regulatory requirement      59,514   2.00(2)      119,027   4.00(2)      123,970    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $121,165   4.07%       $ 61,652   2.07%       $ 72,701    4.69%
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

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three months and six months ended June 30, 2000 and 1999, respectively, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                              Three months ended June 30,
                                                           2000                        1999
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,836,814 $33,555   7.31%  $1,487,501 $27,630   7.43%
 Other loans                                       23,708     568   9.58       34,045     786   9.23
 Mortgage-backed securities                       714,904  12,793   7.16      789,405  12,686   6.43
 Money market investments                           5,974     113   7.57        2,214      39   7.05
 Debt and equity securities                       249,112   4,822   7.74      184,011   3,095   6.73
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,830,512  51,851   7.33    2,497,176  44,236   7.09
Non-interest earning assets                       115,829  ------             166,919  ------
                                                ---------                   ---------
   Total assets                                 2,946,341                   2,664,095
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 653,396   4,501   2.76      637,276   5,015   3.15
 Certificate accounts                           1,129,751  16,081   5.69      932,977  12,071   5.18
 NOW accounts                                     288,751     289   0.40      238,726     419   0.70
 Money market accounts                             73,124     642   3.51       56,364     440   3.12
 Borrowed funds                                   665,242  10,519   6.32      607,135   8,371   5.52
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,810,264  32,032   4.56    2,472,478  26,316   4.26
Other liabilities                                  31,846  ------              74,651  ------
                                                ---------                   ---------
   Total liabilities                            2,842,110                   2,547,129
Stockholders' equity                              104,231                     116,966
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,946,341                  $2,664,095
                                                =========                   =========
Net interest income/net interest rate spread              $19,819   2.77%             $17,920   2.83%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $20,248           2.80%     $24,698           2.87%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             100.72%                     101.00%
                                                           ======                      ======

                                                             Six months ended June 30,
                                                           2000                        1999
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,845,854 $67,457   7.31%  $1,432,368 $52,515   7.33%
 Other loans                                       24,465   1,073   8.77       35,607   1,636   9.19
 Mortgage-backed securities                       724,717  25,650   7.08      775,820  25,336   6.53
 Money market investments                           8,938     260   5.82        1,865      69   7.40
 Debt and equity securities                       238,759   9,148   7.66      158,539   5,160   6.51
                                                --------- -------           ---------  ------
Total interest-earning assets                   2,842,733 103,588   7.29    2,404,199  84,716   7.05
Non-interest earning assets                       119,568 -------             157,266  ------
                                                ---------                   ---------
   Total assets                                 2,962,301                   2,561,465
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 642,148   9,017   2.81      606,660   9,684   3.19
 Certificate accounts                           1,135,393  31,652   5.58      912,513  23,824   5.22
 NOW accounts                                     274,704     671   0.49      230,613     743   0.64
 Money market accounts                             71,698   1,171   3.27       57,175     859   3.00
 Borrowed funds                                   694,448  21,666   6.24      568,617  15,480   5.44
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,818,391  64,177   4.55    2,375,578  50,590   4.26
Other liabilities                                  39,581  ------              67,392  ------
                                                ---------                   ---------
   Total liabilities                            2,857,972                   2,442,970
Stockholders' equity                              104,329                     118,495
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,962,301                  $2,561,465
                                                =========                   =========
Net interest income/net interest rate spread              $39,411   2.74%             $34,126   2.79%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $24,342           2.77%     $28,621           2.84%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             100.86%                     101.20%
                                                           ======                      ======


      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                ENDED JUNE 30, 2000 AND 1999

GENERAL. The Company reported net income of $7.1 million for the three months ended June 30, 2000 compared to net income of $3.3 million for the three months ended June 30, 1999. Net interest income increased $1.9 million from the prior year period and non-interest income increased $169,000 from the prior year period. Non-interest expense decreased by $3.2 million, or 15.9% to $17.0 million for the three months ended June 30, 2000 from $20.2 million for the same period in 1999. The decrease in non-interest expense was due to the restructuring of the residential mortgage division, the reduction of the Company's workforce and the elimination of certain discretionary expenses. Income tax expense increased $1.8 million due to an increase of $5.6 million in pre-tax income.

NET INTEREST INCOME. Net interest income increased by $1.9 million, or 10.6% to $19.8 million for the three months ended June 30, 2000 from $17.9 million for the three months ended June 30, 1999. The increase was primarily due to an increase in the total average balance of interest-earning assets of $333.3 million, or 13.3% to $2.83 billion for the three months ended June 30, 2000 from $2.50 billion for the same period last year. This growth is mainly due to growth in the Bank's residential mortgage loan and debt and equity securities portfolios. The average yield on interest-earning assets increased to 7.33% for the three-month period ended June 30, 2000 from 7.09% for the three-month period in 1999, resulting from the general increase in market interest rates in 1999 and the first half of 2000. The average cost of interest-bearing liabilities increased to 4.56% from 4.26% for the three months ended June 30, 2000 and 1999, respectively. The net interest spread was 2.77% for the three months ended June 30, 2000 compared to 2.83% for the comparable period in 1999.

Interest income increased by $7.6 million, or 17.2% to $51.9 million for the three months ended June 30, 2000 from $44.2 million for the three months ended June 30, 1999. The increase was primarily the result of a $5.9 million increase in interest income on mortgage loans and an increase of $1.7 million in interest income on debt and equity securities.

Interest income on mortgage loans increased by $5.9 million, or 21.4% to $33.6 million for the three months ended June 30, 2000, from $27.6 million for the comparable three-month period in 1999, primarily as a result of an increase in average balances of mortgage loans of $349.3 million which was partially offset by a decrease of 12 basis points in the average yield.

Interest income on debt and equity securities increased by $1.7 million, or 55.8% to $4.8 million for the three months ended June 30, 2000 from $3.1 million for the comparable three-month period in 1999, primarily as a result of an increase in the average balance outstanding of $65.1 million and an increase in the average yield of 101 basis points. The increase in average balances between the periods was primarily due to an emphasis on purchases of debt and equity securities for the AFS portfolio due to more favorable rates and shorter durations.

Interest expense increased by $5.7 million, or 21.7% to $32.0 million for the three months ended June 30, 2000 from $26.3 million for the three months ended June 30, 1999. The increase was the result of a $3.6 million increase in interest expense on deposits and an increase of $2.1 million in interest expense on borrowed funds.

Interest expense on deposits increased by $3.6 million, or 19.9% to $21.5 million for the three months ended June 30, 2000 from $17.9 million for the comparable three-month period in 1999. This increase was primarily due to the average balance which increased by $279.7 million, or 15.0% to $2.15 billion for the three months ended June 30, 2000 from $1.87 billion for the comparable three-month period in 1999. The increase in deposits was primarily attributable to the Bank's supermarket banking program. At June 30, 2000, the Bank had 62 supermarket branches operating with deposits totaling $908.3 million compared to 60 supermarket branches at June 30, 1999 with deposits totaling $700.4 million. The increase in the average balance was primarily due to certificate account balances which increased by $196.8 million, or 21.1% to $1.13 billion for the three months ended June 30, 2000 from $933.0 million for the comparable three-month period in 1999. Interest expense on certificate accounts increased by $4.0 million, or 33.2% to $16.1 million for the three months ended June 30, 2000 from $12.1 million in the same period in 1999. The average cost of certificate accounts was 5.69% for the second quarter of 2000 compared to 5.18% for the second quarter of 1999, primarily due to the general rise in market interest rates between the periods. The overall average cost of deposits was 4.01% for the three months ended June 30, 2000 compared to 3.85% for the second quarter of 1999.

Interest expense on borrowed funds increased by $2.1 million, or 25.7% to $10.5 million for the three months ended June 30, 2000 from $8.4 million for the comparable three-month period in 1999. Borrowed funds, on an average basis, increased by $58.1 million between the periods due primarily to the addition of short-term FHLB advances and securities sold under agreements to repurchase during the latter part of 1999 in order to complement deposit growth as a funding mechanism for mortgage loan originations and to purchase AFS securities as part of the leverage strategy related to Haven Capital Trust II which was issued during the second quarter of 1999. The average rate paid on borrowings increased to 6.32% for the three months ended June 30, 2000 from 5.52% for the prior year period due to an increase in market interest rates during 1999 and the first half of 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $585,000 for loan losses for the three months ended June 30, 2000 compared to $880,000 for the comparable three-month period in 1999. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the decrease in non-performing loans, as well as the overall growth in the Bank's loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $169,000, or 2.0% for the three months ended June 30, 2000 to $8.7 million from $8.5 million for the comparable three-month period in 1999. Retail banking fees increased by $1.9 million, or 50.3% to $5.8 million for the second quarter of 2000 compared to $3.9 million for the same period last year. The increase in retail banking fees is primarily due to the number of checking accounts which increased by 20,188, or 11.5% to 195,114 accounts at June 30, 2000 from 174,926 accounts at June 30, 1999. A significant portion of this growth is attributable to the Bank's supermarket banking program. The supermarket branches generated retail banking fees of $4.5 million for the second quarter of 2000 compared to $2.9 million for the second quarter of last year. Insurance, annuity and mutual fund fees for the second quarter of 2000 increased by $84,000, or 3.9% to $2.3 million from $2.2 million for the same period last year. Non-interest income for the second quarter of 2000 included $171,000 of mortgage banking income compared to mortgage banking income of $677,000 in the second quarter of 1999. The decrease in mortgage banking income is due to a decrease in the Bank's loans held for sale volume as a result of the wind-down and reorganization of the Bank's residential mortgage origination operation. The Company did not realize any gains on the sale of interest earning assets during the second quarter of 2000, whereas, a gain of $1.2 million was realized during the second quarter of last year.

NON-INTEREST EXPENSE. Non-interest expense decreased by $3.2 million, or 15.9% for the three months ended June 30, 2000 to $17.0 million from $20.2 million for the comparable three-month period in 1999. The decrease was due to the restructuring of the residential mortgage division, the reduction of the Company's workforce and the elimination of certain discretionary expenses beginning in the first quarter of 2000.

Compensation and benefit costs decreased by $2.4 million, or 21.8% from $10.9 million in the second quarter of 1999 to $8.5 million in the second quarter of 2000. The decrease was due to the aforementioned reduction of the Company's workforce and wind-down of the residential mortgage division.

Occupancy and equipment costs decreased by $283,000, or 8.2% to $3.2 million for the second quarter of 2000 from $3.4 million for the same period last year primarily due to the closing of residential lending offices as a result of restructuring of the residential mortgage division. The costs incurred for the federal deposit insurance premiums decreased by $134,000, or 52.8% to $120,000 for the three months ended June 30, 2000 from $254,000 for the same period last year due to a legislative change effective January 1, 2000. The assessment recognized for the second quarter of 2000 represented the Bank's share of interest due on the Financing Corporation bonds. The Bank is no longer subject to a quarterly premium for the SAIF fund due to its current risk classification. Other operating costs decreased by $358,000, or
6.3 % to $5.3 million for the three months ended June 30, 2000 from $5.7 million for the same period last year, due primarily to the restructuring of the residential mortgage lending division and the elimination of certain discretionary expenses.

INCOME TAX EXPENSE. Income tax expense was $3.8 million for an effective tax rate of 35.2% for the three months ended June 30, 2000 compared to income tax expense of $2.0 million for an effective tax rate of 37.7% for the comparable period in 1999. The decrease in the effective tax rate was due to additional tax savings realized from the formation of the Bank's wholly-owned subsidiary, CFS Investments New Jersey, Inc., a New Jersey Investment Company, during the fourth quarter of 1999.

      COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS
                ENDED JUNE 30, 2000 AND 1999

GENERAL. The Company reported net income of $7.2 million for the six months ended June 30, 2000 compared to net income of $5.9 million for the six months ended June 30, 1999. Net interest income increased $5.3 million from the prior year period and non-interest income increased $475,000 from the prior year period. Non-interest expense increased by $4.6 million, or 11.6% to $44.5 million for the six months ended June 30, 2000 from $39.9 million for the six months ended June 30, 1999. The increase was due primarily to pre-tax restructuring charges of $6.9 million, net of recoveries totaling $180,000, recognized in the first half of 2000. The Company recorded a net restructuring charge of approximately $6.6 million related to the completed sale of parts of the residential mortgage origination division to M&T Mortgage Corporation, the sale of the Fishkill, New York office to Summit Bancorp and the reorganization of the remainder of the division. The Company also implemented a plan during the first quarter of 2000 to reduce operating expenses through a reduction in the Company's workforce and the elimination of certain discretionary expenses. Income tax expense increased $285,000 due to an increase of $1.5 million in pre-tax income.

NET INTEREST INCOME. Net interest income increased by $5.3 million, or 15.5% to $39.4 million for the six months ended June 30, 2000 from $34.1 million for the six months ended June 30, 1999. The increase was primarily due to an increase in the total average balance of interest-earning assets of $438.5 million, or 18.2% to $2.84 billion for the six months ended June 30, 2000 from $2.40 billion for the same period last year. This growth is mainly due to growth in the Bank's residential mortgage loan and debt and equity securities portfolios. The average yield on interest-earning assets increased to 7.29% for the six-month period ended June 30, 2000 from 7.05% for the six-month period in 1999, resulting from the general increase in market interest rates in 1999 and the first half of 2000. The average cost of interest-bearing liabilities increased to 4.55% from 4.26% for the six months ended June 30, 2000 and 1999, respectively. The net interest spread was 2.74% for the six months ended June 30, 2000 compared to 2.79% for the comparable period in 1999.

Interest income increased by $18.9 million, or 22.3% to $103.6 million for the six months ended June 30, 2000 from $84.7 million for the six months ended June 30, 1999. The increase was primarily the result of a $14.9 million increase in interest income on mortgage loans and an increase of $4.0 million in interest income on debt and equity securities.

Interest income on mortgage loans increased by $14.9 million, or 28.5% to $67.5 million for the six months ended June 30, 2000, from $52.5 million for the comparable six-month period in 1999, primarily as a result of an increase in average balances of mortgage loans of $413.5 million.

Interest income on debt and equity securities increased by $4.0 million, or 77.3 % to $9.1 million for the six months ended June 30, 2000 from $5.2 million for the comparable six-month period in 1999, primarily as a result of an increase in the average balance outstanding of $80.2 million and an increase in yield of 115 basis points. The increase in average balances between the periods was primarily due to the leverage strategy related to Haven Capital Trust II which was issued in May 1999 and an emphasis on purchases of debt and equity securities for the AFS portfolio due to better rates and shorter durations.

Interest expense increased by $13.6 million, or 26.9% to $64.2 million for the six months ended June 30, 2000 from $50.6 million for the six months ended June 30, 1999. The increase was the result of a $7.4 million increase in interest expense on deposits and an increase of $6.2 million in interest expense on borrowed funds.

Interest expense on deposits increased by $7.4 million, or 21.1% to $42.5 million for the six months ended June 30, 2000 from $35.1 million for the comparable six-month period in 1999. This increase was primarily due to the average balance of deposits which increased by $317.0 million, or 17.5% to $2.12 billion for the six months ended June 30, 2000 from $1.81 billion for the comparable six-month period in 1999. The increase in deposits was primarily attributable to the Bank's supermarket banking expansion during 1999. The increase in average balance was primarily due to certificate account balances which increased by $222.9 million, or 24.4% to $1.14 billion for the six months ended June 30, 2000 from $912.5 million for the comparable six-month period in 1999. Interest expense on certificate accounts increased by $7.8 million, or 32.9% to $31.7 million for the six months ended June 30, 2000 from $23.8 million in the same period in 1999. The average cost of certificate accounts was 5.58% for the six months ended June 30, 2000 compared to 5.22% for the six months ended June 30, 1999, primarily due to the general rise in market interest rates between the periods. The overall average cost of deposits was 4.00% for the six months ended June 30, 2000 compared to 3.89% for the six months ended June 30, 1999.

Interest expense on borrowed funds increased by $6.2 million, or 40.0% to $21.7 million for the six months ended June 30, 2000 from $15.5 million for the comparable six-month period in 1999.
Borrowed funds on an average basis increased by $125.8 million between the periods due primarily to the addition of short-term FHLB advances and securities sold under agreements to repurchase in order to complement deposit growth as a funding mechanism for mortgage loan originations and to purchase AFS securities as part of the leverage strategy related to Haven Capital Trust II which was issued in May 1999. The average rate paid on borrowings increased to 6.24% for the six months ended June 30, 2000 from 5.44% for the prior year period due to an increase in market interest rates during 1999 and the first half of 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $1.2 million for loan losses for the six months ended June 30, 2000 compared to $1.6 million for the comparable six-month period in 1999. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the decrease in non-performing loans, as well as the overall growth in the Bank's loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $475,000, or 2.8% for the six months ended June 30, 2000 to $17.3 million from $16.8 million for the comparable six-month period in 1999. Retail banking fees increased by $3.7 million, or 53.8% to $10.7 million for the six months ended June 30, 2000 compared to $6.9 million for the same period last year. The supermarket branches generated savings and checking fees of $8.2 million for the six months ended June 30, 2000 compared to $5.1 million for the same period last year. Insurance, annuity and mutual fund fees for the six months ended June 30, 2000 increased by $278,000, or 6.7% to $4.4 million from $4.1 million for the same period last year. Non-interest income for the six months ended June 30, 2000 included $1.3 million of mortgage banking income compared to mortgage banking income of $2.9 million in the same period of 1999. The decrease in mortgage banking income is due to a decrease in the Bank's loans held for sale volume as a result of the wind-down and reorganization of the Bank's residential mortgage origination operation. The net gain realized on sales of interest-earning assets was $126,000 for the six months ended June 30, 2000 compared to $1.6 million for the same period last year.

NON-INTEREST EXPENSE. Non-interest expense increased by $4.6 million, or 11.6% for the six months ended June 30, 2000 to $44.5 million from $39.9 million for the comparable six-month period in 1999. The increase was primarily the result of restructuring charges, net of recoveries, totaling $6.9 million. Excluding the restructuring charges, non-interest expense decreased by $2.3 million, or 5.7%, for the six months ended June 30, 2000 from the prior year period. Compensation and benefits costs decreased by

$2.4 million, or 10.9% for the six months ended June 30, 2000 to $19.6 million from $22.0 million for the prior year period due to the reduction in staff and wind-down of the residential mortgage division previously discussed. The costs incurred for the federal deposit insurance premiums decreased by $280,000, or 55.1% to $228,000 for the six months ended June 30, 2000 from $508,000 for the same period last year due to a legislative change effective January 1, 2000. The assessment booked for the first half of 2000 represented the Bank's share of interest due on the Financing Corporation bonds. The Bank is no longer subject to a quarterly premium for the SAIF fund due to its current risk classification. Other operating costs increased by $344,000, or 3.2 % to $11.1 million for the six months ended June 30, 2000 from $10.8 million for the same period last year, due primarily to the addition of supermarket branches.

INCOME TAX EXPENSE. Income tax expense was $3.9 million for an effective tax rate of 35.2% for the six months ended June 30, 2000 compared to income tax expense of $3.6 million for an effective tax rate of 37.9% for the comparable period in 1999. The decrease in the effective tax rate was due to additional tax savings realized from the formation of the Bank's wholly-owned subsidiary, CFS Investments New Jersey, Inc., a New Jersey Investment Company during the fourth quarter of 1999.

                   FORWARD LOOKING STATEMENTS

Safe Harbor Provisions of the Private Litigation Reform Act of 1995

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

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At June 30, 2000, the Bank has a lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in actual damages and an additional $12.4 million of unspecified damages.
The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and has and will continue to defend its position.

Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

On May 18, 1999, the Bank was served with a complaint naming it as a defendant in a lawsuit. The lawsuit was commenced by the former president of the Bank's residential mortgage lending division in the Superior Court of New Jersey, Law Division, Middlesex County. The plaintiff alleged in this complaint that the Bank terminated his employment without "cause" as defined in his employment agreement and further alleged that the Bank breached the employment agreement and its obligation of good faith and fair dealing. On July 20, 2000, the Bank and the plaintiff settled the lawsuit to the satisfaction of both parties. The settlement is not an admission by either party of any liability or unlawful conduct of any kind.

The Company is involved in various other legal actions arising in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Meeting of Stockholders was held on
May 17, 2000.

     (b)  Not applicable.

     (c) At such meeting, the shareholders approved the following matters:

1.  The election of the following individuals as Directors for a term of 3 years each:
                                     Votes                Broker
                         Votes For  Withheld Abstentions Non-Votes

Philip S. Messina        7,117,322  909,339     -0-        -0-
Msgr. Thomas J. Hartman  7,601,493  506,168     -0-        -0-
Michael A. McManus, Jr.  7,622,521  485,140     -0-        -0-

2. The ratification of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000, as reflected by 7,955,995 votes for, 102,278 votes against, 49,388 abstentions and no broker non-votes.

     (d)  Not applicable.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             3.0  Amended and Restated Bylaws of Haven Bancorp,
                  Inc.
             27.1 Financial Data Schedule.
         (b) Reports on Form 8-K
             (i) The Company filed a Form 8-K on April 11, 2000, which reported information under Item 5 - "Other Events."
             (ii) The Company filed a Form 8-K on April 11, 2000, which reported information under Item 5 - "Other Events."
             (iii) The Company filed a Form 8-K on April 24, 2000,
                   which reported information under Item 5 - "Other
                   Events."
             (iv) The Company filed a Form 8-K on June 27, 2000, which reported information under Item 5 - "Other Events."

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  August 3, 2000          By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    Chairman of the Board and
                                      Chief Executive Officer


Date:  August 3, 2000          By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer