Form 10-K/A
period 1999-12-31
HAVEN BANCORP INC
filed 2000-10-12
CIK 900741

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                         FORM 10-K/A

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

MULTI-FAMILY LENDING. The Bank originates multi-family loans with contractual terms of up to 15 years where the interest rate generally reprices during the term of the loan and is tied to matching U.S. Treasury Notes plus a margin. These loans are generally secured by apartment and mixed-use (commercial and residential, with the majority of income coming from the residential units) properties, located in the Bank's primary market area and are made in amounts of up to 75% of the appraised value of the property. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources, credit history and ownership/ management experience of the principals/guarantors, and the marketability of the property. The Bank generally requires a debt service coverage ratio of at least 1.20x and sometimes requires personal
                                                               9
guarantees from borrowers. As of December 31, 1999, $268.4 million, or 14.9% of the Bank's total loan portfolio, consisted of multi-family residential loans.

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

CONSTRUCTION AND LAND LENDING. The Bank's construction loans primarily have been made to finance the construction of one- to four-family residential properties, multi-family residential properties and retail properties. The Bank's policies provide that construction and land development loans may generally be made in amounts up to 70% of the value when completed for commercial properties and 75% for multi-family. The Bank generally requires personal guarantees and evidence that the borrower has invested an amount equal to at least 20% of the
                                                             10
estimated cost of the land and improvements. Construction loans generally are made on a floating rate basis (subject to daily adjustment) and a maximum term of 18 months, subject to renewal. Construction loans are generally made based on pre-sales or pre-leasing. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of December 31, 1999, the Bank had $3.2 million, or 0.2% of its total loan portfolio invested in construction and land loans.

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

CLASSIFIED ASSETS. Federal regulations and the Bank's Classification of Assets Policy provide for the classification of loans and other assets considered by the Bank to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor and/or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Pursuant to OTS guidelines, the Bank is no longer required to classify assets as "special mention" if such assets possess weaknesses but do not expose the Bank to sufficient risk to warrant classification in one of the aforementioned
                                                             12
categories. However, the Bank continues to classify assets as "special mention" for internal monitoring purposes.

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

             ALLOWANCES FOR LOAN AND REO LOSSES

The allowance for loan losses ("ALL") is increased by charges to income and decreased by charge-offs (net of recoveries). The Bank's ALL is comprised of four major categories corresponding to a specific loan type as disclosed on page 18. In determining each of the corresponding portions of the ALL, as well as the overall ALL, in accordance with generally accepted accounting principles, the Bank's policies and procedures consider two major elements: (1) determining and measuring loan impairment under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and (2) determining and measuring impairment by applying historical loss rates to loan categories under SFAS No. 5, "Accounting for Contingencies."

Under SFAS No. 114 the overall loan portfolio is evaluated and, for loans considered impaired, related reserves are identified and calculated in accordance with SFAS No. 114. At December 31, 1999 the SFAS No. 114 portion of the ALL was estimated at $78 thousand. Loans not individually evaluated for impairment under SFAS No. 114, as well as the loans which are individually evaluated under SFAS No. 114, but not considered impaired, are grouped with other loans which share similar characteristics for impairment evaluation under SFAS No. 5.

Under SFAS No. 5, loans with similar characteristics are grouped by loan type, past due status and risk and are evaluated for collectibility. Based on the historical loss rates and other factors contributing to the overall loss experience, each category is assigned a risk weighting which generally ranges from 50 to 100 basis points. Additional considerations in determining the risk weighting is given to qualitative factors such as economic conditions and business environment and strategy, which may result in additional basis points being applied to a particular category of loans. At December 31, 1999, the SFAS No. 5 element of the ALL was estimated at $16.6 million.

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

The Bank will continue to monitor and modify its allowances for loan and REO losses as conditions dictate. Although the Bank maintains its allowances at levels that it considers adequate to provide for probable losses, there can be no assurance that such losses will not exceed the estimated amounts.

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

The GLB Act also requires financial institutions to disclose on ATM machines any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.
                                                             35

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

(3)  Exhibits (filed herewith unless otherwise noted)
     (a) The following exhibits are filed as part of this report:
     3.1     Amended Certificate of Incorporation of Haven
             Bancorp, Inc.(1)
     3.2 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock(2)
     3.3     Bylaws of Haven Bancorp, Inc.(3)
     3.3(A)  Fifth Amendment to the Bylaws of Haven Bancorp,
             Inc. (9)
     4.0 Rights Agreement between Haven Bancorp, Inc. and Chase Manhattan Bank (formerly Chemical Bank)(2)
     10.1(A) Employment Agreement between Haven Bancorp, Inc. and
             Philip S. Messina dated as of 9/21/95(4)
     10.1(B) Amendatory Agreement to the Employment Agreement between Haven Bancorp, Inc. and Philip S. Messina dated as of 5/28/97(5)
     10.1(C) Employment Agreement between CFS Bank and Philip S.
             Messina dated as of 5/28/97(5)
     10.1(D) Employment Agreement between Haven Bancorp, Inc. and
             Philip S. Messina dated as of November 22, 1999 (9)

     10.1(E) Termination of the Bank Employment Agreement between
             Haven Bancorp, Inc. and Philip S. Messina dated as of November 22, 1999 (9)
     10.2(A) Form of Change in Control Agreement between
             Columbia Federal Savings Bank and certain executive officers, as amended(4)
     10.2(B) Form of Amendment to Change in Control Agreement
             between CFS Bank and certain executive officers(5) 10.2(C) Form of Change in Control Agreement between Haven
             Bancorp, Inc. and certain executive officers, as amended(4)
     10.2(D) Form of Amendment to Change in Control Agreement between Haven Bancorp, Inc. and certain executive officers (5)
     10.2(E) Change in Control Agreement between Haven Bancorp,
             Inc. and Mark A. Ricca dated as of April 10, 1998(8) 10.2(F) Change in Control Agreement between CFS Bank and Mark A. Ricca dated as of April 10, 1998(8)
     10.4 (a) Amended and Restated Columbia Federal Savings Bank Recognition and Retention Plans for Officers and Employees(6)
     10.4 (b) Amended and Restated Columbia Federal Savings Bank Recognition and Retention Plan for Outside Directors(6)
     10.5    Haven Bancorp, Inc. 1993 Incentive Stock Option
             Plan(6)
     10.6    Haven Bancorp, Inc. 1993 Stock Option Plan for
             Outside Directors(6)
     10.7 Columbia Federal Savings Bank Employee Severance Compensation Plan, as amended(4)
     10.8 Columbia Federal Savings Bank Consultation and Retirement Plan for Non-Employee Directors(6)
     10.9    Form of Supplemental Executive Retirement
             Agreement(3)
     10.10   Haven Bancorp, Inc. 1996 Stock Incentive Plan(4)
     10.11   Haven Bancorp, Inc. Key Executive Deferred
             Compensation Plan (9)
     10.12 Purchase and Assumption Agreement, dated as of March 11, 1998, by and among Intercounty Mortgage, Inc., CFS Bank and Resource Bancshares Mortgage Group, Inc.(7)
     11.0    Computation of earnings per share (9)
     13.0    Portions of 1999 Annual Report to Stockholders
             (filed herewith)
     21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
     23.0    Consent of Independent Auditors (9)
     27.0    Financial Data Schedule (9)
     99 Proxy Statement for 2000 Annual Meeting of Stockholders to be held on May 17, 2000, which will be filed with the SEC within 120 days after December

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

(9) Incorporated by reference into this document from the Exhibits to Form 10-K for the year ended December 31, 1999, filed on March 31, 2000.

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

                               HAVEN BANCORP INC.
                                  (Registrant)



Date:  October 12, 2000        By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer