Form 10-Q
period 2000-09-30
HAVEN BANCORP INC
filed 2000-11-14
CIK 900741

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000         OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 9,383,353 shares of the Registrant's common stock outstanding as of November 13, 2000.

                        HAVEN BANCORP, INC.
                            FORM 10-Q
                              INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of September 30, 2000 and December 31, 1999   3

         Consolidated Statements of Income for the
         three months and nine months ended September 30,
         2000 and 1999                                    4

         Consolidated Statement of Changes in
         Stockholders' Equity for the nine months
         ended September 30, 2000                         5

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2000 and 1999    6

         Notes to Consolidated Financial Statements      7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  10-26

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                 27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 27

Item 2.  Changes in Securities and Use of Proceeds         27

Item 3.  Defaults Upon Senior Securities                   27

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           27

Item 5.  Other Information                                 27

Item 6.  Exhibits and Reports on Form 8-K                  27


    Signature Page

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       HAVEN BANCORP, INC.
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except for share data)
                          (Unaudited)

                                                                      September 30, December 31,
                                                                           2000         1999
                                                                      -----------   ------------
ASSETS
Cash and due from banks                                                 $   52,308   $   41,479
Money market investments                                                    15,100        1,238
Securities available for sale (Note 3)                                     903,750      937,299
Loans held for sale                                                          1,425       82,709
Federal Home Loan Bank of NY stock, at cost                                 27,865       27,865
Loans receivable:
  First mortgage loans                                                   1,855,282    1,777,208
  Cooperative apartment loans                                                5,233        3,669
  Other loans                                                               21,421       25,948
                                                                         ---------    ---------
     Total loans receivable                                              1,881,936    1,806,825
Less allowance for loan losses                                             (17,586)     (16,699)
                                                                         ---------    ---------
Loans receivable, net                                                    1,864,350    1,790,126
Premises and equipment, net                                                 33,489       35,928
Accrued interest receivable                                                 15,788       15,825
Other assets                                                                44,801       33,381
                                                                         ---------    ---------
     Total assets                                                       $2,958,876   $2,965,850
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $2,159,499   $2,080,613
  Borrowed funds                                                           652,228      749,232
  Other liabilities                                                         23,561       30,422
                                                                         ---------    ---------
     Total liabilities                                                   2,835,288    2,860,267
                                                                         ---------    ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, none issued                                            -           -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    9,918,750 shares issued; 9,343,315 and 9,000,237 shares out-
    standing at September 30, 2000 and December 31, 1999, respectively         100          100
  Additional paid-in capital                                                54,011       52,336
  Retained earnings, substantially restricted                              101,937       89,083
  Accumulated other comprehensive loss:
    Unrealized loss on securities available for sale, net of tax effect    (24,170)     (25,465)
  Treasury stock, at cost (575,435 and 918,513 shares at September
    30, 2000 and December 31, 1999, respectively)                           (6,641)      (8,934)
  Unallocated common stock held by Bank's ESOP                                (726)        (934)
  Unearned common stock held by Bank's Recognition Plans and Trusts           (206)        (231)
  Unearned compensation                                                       (717)        (372)
                                                                         ---------    ---------
      Total stockholders' equity                                           123,588      105,583
                                                                         ---------    ---------
      Total liabilities and stockholders' equity                        $2,958,876   $2,965,850
                                                                         =========    =========


See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
               Consolidated Statements of Income
         (Dollars in thousands, except per share data)
                         (Unaudited)

                                                       Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                       ------------------    ------------------
                                                       2000          1999    2000          1999
                                                       ----          ----    ----          ----
Interest income:
  Loans                                                $34,798     $31,339  $103,328     $85,490
  Mortgage-backed securities                            12,384      12,952    38,034      38,288
  Money market investments                                 120          53       380         122
  Debt and equity securities                             5,004       4,134    14,153       9,294
                                                        ------      ------   -------     -------
     Total interest income                              52,306      48,478   155,895     133,194
                                                        ------      ------   -------     -------
Interest expense:
 Deposits:
  Savings accounts                                       4,203       5,114    13,220      14,798
  NOW accounts                                             192         428       863       1,171
  Money market accounts                                    543         430     1,715       1,289
  Certificate accounts                                  17,725      13,554    49,377      37,378
 Borrowed funds                                         10,633      10,400    32,299      25,880
                                                        ------      ------    ------      ------
     Total interest expense                             33,296      29,926    97,474      80,516
                                                        ------      ------    ------      ------
Net interest income before provision for loan losses    19,010      18,552    58,421      52,678
Provision for loan losses                                  596       1,035     1,746       2,590
                                                        ------      ------    ------      ------
Net interest income after provision for loan losses     18,414      17,517    56,675      50,088
                                                        ------      ------    ------      ------
Non-interest income:
  Loan fees and servicing income                           267         528       874       1,455
  Mortgage banking income                                   86          97     1,341       3,042
  Retail banking fees                                    5,911       4,472    16,587      11,416
  Net gain on sales of interest-earning assets             146         111       271       1,680
  Insurance, annuity and mutual fund fees                2,384       2,231     6,805       6,374
  Other                                                    190         170       426         487
                                                        ------      ------    ------      ------
     Total non-interest income                           8,984       7,609    26,304      24,454
                                                        ------      ------    ------      ------
Non-interest expense:
  Compensation and benefits                              8,375      10,917    27,954      32,884
  Occupancy and equipment                                3,106       3,482     9,871      10,265
  Data processing                                        1,159         991     3,313       2,572
  Real estate owned operations, net                        (22)        112      (119)        (72)
  Federal deposit insurance premiums                       105         255       333         763
  Restructuring charges                                   -           -        6,877        -
  Other                                                  3,109       4,529    12,098      13,748
                                                        ------      ------    ------      ------
     Total non-interest expense                         15,832      20,286    60,327      60,160
                                                        ------      ------    ------      ------
Income before income tax expense                        11,566       4,840    22,652      14,382
Income tax expense                                       4,555       1,890     8,455       5,504
                                                        ------      ------    ------      ------
Net income                                              $7,011      $2,950   $14,197      $8,878
                                                        ======      ======    ======      ======
Net income per common share:  Basic                     $ 0.77      $ 0.34    $ 1.58      $ 1.02
                                                        ======      ======    ======      ======
                              Diluted                   $ 0.73      $ 0.32    $ 1.51      $ 0.97
                                                        ======      ======    ======      ======


See accompanying notes to consolidated financial statements.

                                HAVEN BANCORP, INC.
               Consolidated Statement of Changes in Stockholders' Equity
                   Nine months ended September 30, 2000   (Unaudited)

                                                                           Accumulated
                                                                             Other             Unallocated  Unearned
                                                       Additional          Comprehen-            Common      Common
                                                Common  Paid-In   Retained    sive    Treasury Stock Held  Stock Held   Unearned
                                         Total  Stock   Capital   Earnings    Loss     Stock    by ESOP      by RRP   Compensation
(Dollars in thousands)                   -----  ------ ---------- -------- ---------- -------- ----------- ---------- ------------
Balance at December 31, 1999            $105,583  100   52,336    89,083   (25,465)     (8,934)     (934)      (231)      (372)
Comprehensive Income:
  Net income                              14,197   -       -      14,197       -           -          -          -         -
  Other comprehensive income, net of tax
    Net unrealized appreciation on
    securities available for sale, net
    of reclassification adjustment (1)     1,295   -       -         -        1,295        -         -          -          -
                                         -------
Comprehensive Income                      15,492   -       -         -         -           -         -          -          -
Dividends declared (note 5)               (1,343)  -       -      (1,343)      -           -         -          -          -
Treasury stock issued for RRP and deferred
  compensation plan (40,164 shares)          -     -       389       -         -           258       -          -         (647)
Stock options exercised, net of tax
  effect (305,566 shares) (note 4)         2,526   -       491       -         -         2,035       -          -          -
Allocation of ESOP stock and
  amortization of award of RRP stock
  and related tax benefits                 1,028   -       795       -         -           -         208        25         -
Amortization of deferred compensation plan   302   -       -         -         -           -         -          -          302
                                         -------  ---   ------   -------    ------      ------    ------     -----       -----
Balance at September 30, 2000           $123,588  100   54,011   101,937   (24,170)     (6,641)     (726)     (206)       (717)
                                         =======  ===   ======   =======    ======      ======    ======     =====       =====


(1)  Disclosure of reclassification adjustment:
     (in thousands)                                                              Nine months ended
                                                                                 September 30, 2000
                                                                                 ------------------
  Net unrealized holding gain arising during period                                   $  1,124
  Less: reclassification adjustment for net gains included in net income                   171
                                                                                        ------
  Net unrealized gain on securities available for sale                                $  1,295
                                                                                        ======

See accompanying notes to consolidated financial statements.

                     HAVEN BANCORP, INC.
             Consolidated Statements of Cash Flows
                    (Dollars in thousands)
                        (Unaudited)

                                                                            Nine months ended
                                                                              September 30,
                                                                           ------------------
                                                                            2000      1999
                                                                            ----      ----
Cash flows from operating activities:
  Net income                                                               $14,197     8,878
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Amortization of cost of stock benefit plans                               1,330     1,094
   Amortization of net deferred loan origination fees                       (1,215)     (522)
   Amortization of premiums and accretion of discounts on loans,
     mortgage-backed and debt securities                                      (232)       90
   Provision for loan losses                                                 1,746     2,590
   Provision for losses on real estate owned                                    50        36
   Deferred income taxes                                                    (1,418)      644
   Net gain on sales of interest-earning assets                               (271)   (1,680)
   Net decrease in loans held for sale                                      81,284       212
   Depreciation and amortization                                             3,266     3,307
   Decrease (increase) in accrued interest receiveable                          37    (3,769)
   Decrease in due to broker                                                  -      (97,458)
   (Decrease) increase in other liabilities                                 (6,861)   23,248
   (Increase) decrease in other assets                                      (9,287)    8,097
                                                                            ------    ------
Net cash provided by (used in) operating activities                         82,626   (55,233)
                                                                            ------    ------
Cash flows from investing activities:
  Net increase in loans                                                    (75,333) (426,582)
  Proceeds from disposition of assets (including REO)                          302       111
  Purchases of securities available for sale                              (105,417) (437,103)
  Principal repayments and maturities on securities available for sale      86,111   160,310
  Proceeds from sales of securities available for sale                      54,164   145,961
  Purchases of FHLB stock, net                                                -       (3,745)
  Net increase in premises and equipment                                      (827)     (388)
                                                                           -------   -------
Net cash used in investing activities                                      (41,000) (561,436)
                                                                           -------   -------
Cash flows from financing activities:
  Net increase in deposits                                                  78,886   292,799
  Net (decrease) increase in short term borrowed funds                    (226,872)  328,556
  Increase in long term borrowed funds                                     129,868     8,068
  Payment of common stock dividends                                         (1,343)   (1,945)
  Stock options exercised                                                    2,526       548
                                                                           -------   -------
Net cash (used in) provided by financial activities                        (16,935)  628,026
                                                                           -------   -------
Net increase in cash and cash equivalents                                   24,691    11,357
Cash and cash equivalents at beginning of period                            42,717    44,808
                                                                            ------   -------
Cash and cash equivalents at end of period                                 $67,408  $ 56,165
                                                                            ======   =======
Supplemental information:
  Cash paid during the period for:
    Interest                                                               $98,269  $ 79,938
    Income taxes                                                            10,615     2,203
  Additions to real estate owned                                               597       622
                                                                           =======   =======

See accompanying notes to consolidated financial statements.

                    HAVEN BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  September 30, 2000 and 1999
                        (Unaudited)

NOTE 1 - BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Haven Bancorp, Inc. ("Haven Bancorp" or the "Company") and its wholly-owned subsidiary, CFS Bank ("CFS" or the "Bank") and subsidiaries, as of September 30, 2000 and December 31, 1999 and for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively. Material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

NOTE 3 - SECURITIES AVAILABLE FOR SALE.
The amortized cost and estimated fair values of securities available for sale at September 30, 2000 are summarized as follows:

                                                             Gross       Gross     Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains       Losses      Value
                                                ---------  ----------  ----------  ---------
                                                               (In thousands)
Debt and equity securities available for sale:
  U.S. Government and Agency obligations        $ 115,597        122      (3,740)    111,979
  Corporate debt securities                       102,931         -       (3,920)     99,011
  Preferred Stock                                  10,650         -       (1,319)      9,331
                                                  -------      -----      ------     -------
                                                  229,178        122      (8,979)    220,321
                                                  -------      -----      ------     -------
MBSs available for sale:
  GNMA Certificates                                 4,020         56         -         4,076
  FNMA Certificates                               113,482        180      (3,323)    110,339
  FHLMC Certificates                               26,564        204        (128)     26,640
  CMOs and REMICS                                 568,877        370     (26,873)    542,374
                                                  -------      -----      ------     -------
                                                  712,943        810     (30,324)    683,429
                                                ---------      -----      ------     -------
Total                                          $  942,121        932     (39,308)    903,750
                                                =========      =====      ======     =======

The net unrealized loss on securities available for sale at September 30, 2000, was reported as a separate component of stockholders' equity in the amount of $24.2 million, which is net of a tax effect of $14.2 million.

NOTE 4 - STOCK PLANS. Changes in outstanding options for the benefit of directors, officers and other key employees of the Bank for the nine months ended September 30, 2000 are as follows:

                                                 Weighted Average
                                        Options   Exercise Price
                                        -------  ----------------
Balance at December 31, 1999              1,387,580      $10.13
  Granted                                    25,000       16.72
  Forfeited                                 (60,300)      17.92
  Exercised                                (305,566)       8.28
                                          ---------       -----
Balance at September 30, 2000             1,046,714       10.34
                                          =========       =====
Options exercisable at September 30, 2000   889,603        9.38
                                          =========       =====

NOTE 5 - DIVIDENDS PAYABLE.  On October 25, 2000, the Company's
Board of Directors approved a quarterly cash dividend of $0.075 per share, payable on November 15, 2000, to shareholders of record as of November 1, 2000.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management of the Company currently believes the implementation of SFAS No. 138 will not have a material impact on the Company's financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting and reporting for securitizations and other transfers of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management of the Company currently believes the implementation of SFAS No. 140 will not have a material impact on the Company's financial condition or results of operation.

NOTE 7 - NET INCOME PER SHARE OF COMMON STOCK. There were 9,089,133 basic weighted average shares outstanding and 9,576,140 diluted weighted average shares outstanding for the three months ended September 30, 2000. There were 8,960,973 basic weighted average shares outstanding and 9,397,022 diluted weighted average shares outstanding for the nine months ended September 30, 2000. The weighted average number of shares outstanding does not include 145,225 unallocated shares which are owned by the Employee Stock Ownership Plan ("ESOP") as of September 30, 2000 in accordance with American Institute of CPAs Statement of Position 93-6, "Employers' Accounting for ESOPs".

NOTE 8 - COMPREHENSIVE INCOME (LOSS) - Comprehensive income was
$15.5 million for the nine-month period ended September 30, 2000, whereas, there was a comprehensive loss of $8.6 million for the nine-month period ended September 30, 1999.

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

On June 27, 2000, the Company and Queens County Bancorp, Inc. (Nasdaq: QCSB) announced the signing of a definitive agreement and plan of merger under which the Company will merge with and into Queens County Bancorp, Inc. in a transaction valued at approximately $196 million as of June 27, 2000. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company's stockholders are expected to receive 1.04 shares of Queens County Bancorp common stock in exchange for each share of the Company's common stock.
The combined entity, to be named New York Community Bancorp, Inc. (and traded on Nasdaq under the symbol "NYCB"), will have assets of approximately $5.1 billion and deposits of approximately $3.2 billion prior to a planned restructuring. Upon completion of the merger which is expected to occur during the fourth quarter, the pro forma company will have a network of 19 traditional branch offices and three customer service centers serving Queens and Nassau counties, and 62 supermarket branches extending throughout the New York metropolitan area. In order to complete the merger, the boards of directors of Haven and Queens have each called special meetings of stockholders to be held on November 20, 2000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1999
TO SEPTEMBER 30, 2000
                            ASSETS

The Company had total assets of $2.96 billion at September 30, 2000 compared to $2.97 billion at December 31, 1999. Securities available for sale ("AFS") decreased by $33.5 million, or 3.6% to $903.8 million at September 30, 2000 from $937.3 million at December 31, 1999 primarily due to principal repayments and sales of $86.1 million and $54.2 million, respectively, which were partially offset by purchases of $105.4 million. During the nine months ended September 30, 2000, the Bank purchased $50.4 million of MBSs and $55.0 million of debt and equity securities. The emphasis on debt and equity securities was due to the availability of more favorable rates and shorter durations than MBSs.

Total loans increased by $75.1 million, or 4.2% to $1.88 billion at September 30, 2000 from $1.81 billion at December 31, 1999.
Loan originations and purchases during the nine-month period ended September 30, 2000 totaled $401.5 million (comprised of $204.2 million of residential one- to four-family mortgage loans, $4.2 million of home equity loans and lines of credit, $37.5 million of multi-family loans, $125.7 million of commercial real estate loans and $29.9 million of construction and land loans). Residential loan originations and purchases include loans originated for sale or purchased in the secondary market for the nine months ended September 30, 2000 totaling $131.9 million. During the first nine months of 2000, the Bank sold $207.0 million of residential loans on a servicing released basis to third party investors. During the first nine months of 2000, principal repayments on loans totaled $199.3 million.

                         LIABILITIES

Deposits increased by $78.9 million, or 3.8% to $2.16 billion at September 30, 2000 from $2.08 billion at December 31, 1999 primarily due to deposit inflows from the Bank's supermarket branches. The Bank had 62 supermarket bank branches as of September 30, 2000 compared to 63 supermarket branches at December 31, 1999. During the first quarter of 2000, the Bank closed one branch in an Edwards Superstore in Bayshore, New York and relocated another branch from the Pathmark Supermarket in Woodmere, New York to the Pathmark Supermarket in Springfield Gardens, New York.

Deposits in the supermarket branches totaled $929.3 million at September 30, 2000 compared to $842.3 million at December 31, 1999. Core deposits (comprised of checking, savings and money market accounts) were equal to 46.0% of total supermarket branch deposits at September 30, 2000 compared to 43.8% in the Bank's eight traditional branches. Core deposits for the supermarket branches included $227.2 million of "Liquid Asset" account balances at September 30, 2000. This account was introduced at the supermarket branches in the second quarter of 1998 and currently pays an initial rate of 4.25% for balances over $2,500. Overall, core deposits represented 46.4% of total deposits at September 30, 2000 compared to 45.4% at December 31, 1999. Borrowed funds decreased by $97.0 million, or 12.9% to $652.2 million at September 30, 2000 from $749.2 million at December 31, 1999 primarily due to the fact that deposit in-flows and certain other cash flows during the nine months ended September 30, 2000 were used to pay down borrowings due to lower loan demand.

                    STOCKHOLDERS' EQUITY

Haven Bancorp's stockholders' equity increased to $123.6 million at September 30, 2000 from $105.6 million at December 31, 1999. The increase in stockholders' equity was primarily due to net income of $14.2 million for the nine months ended September 30, 2000. In addition, there was a decrease of $1.3 million in the unrealized depreciation on securities available for sale. For the nine months ended September 30th, dividends declared totaled $1.3 million, which was offset by the amortization of awards of shares of stock by the Bank's ESOP, RRPs and deferred compensation plans and stock option exercises.

                   NON-PERFORMING ASSETS

The following table sets forth information regarding all non-accrual loans (which consist of loans 90 days or more past due and restructured loans that have not yet performed in accordance with their modified terms for the required three-month seasoning period), restructured loans and real estate owned ("REO").

                                   September 30,    December 31,
                                       2000             1999
                                   ------------     ------------
                                      (Dollars in Thousands)
Non-accrual loans
  One- to four-family                 $ 3,883           3,663
  Cooperative                             318             206
  Multi-family                            274           1,139
  Non-residential and other             1,793           1,986
                                       ------          ------
     Total non-accrual loans            6,268           6,994
                                       ------          ------
Restructured loans
  One- to four-family                     183             314
  Cooperative                             175             178
  Multi-family                            211             225
                                       ------          ------
     Total restructured loans             569             717
                                       ------          ------
     Total non-performing loans         6,837           7,711
                                       ------          ------
REO
  One- to four-family                     551             268
  Cooperative                              21              56
                                       ------          ------
     Total REO                            572             324
  Less allowance for REO                  (21)             -
                                       ------          ------
     REO, net                             551             324
                                       ------          ------
     Total non-performing assets      $ 7,388           8,035
                                       ======          ======
Non-performing loans to total loans      0.36%           0.42
Non-performing assets to total assets    0.25            0.27
Non-performing loans to total assets     0.23            0.26


The decrease in non-performing assets was due to a decrease of $874,000 in non-performing loans from December 31, 1999 to September 30, 2000 which was partially offset by an increase in REO, net from $324,000 at December 31, 1999 to $551,000 at September 30, 2000. The ratios of non-performing loans to total loans, non-performing assets to total assets, and non-performing loans to total assets each declined from December 31, 1999 to September 30, 2000, primarily due to the growth in the mortgage loan portfolio and a decline in non-performing loans.

The Bank maintains an allowance for loan losses and an allowance for REO, which it believes are adequate for probable losses at each period end. Management's judgment as to probable losses is based on its review of the loan and REO portfolios and its judgment regarding prevailing and anticipated economic conditions and a variety of other factors which have an impact on those portfolios. Although management believes that the allowances are adequate as of the period end, additional provisions may be required in the future.

                ALLOWANCE FOR LOAN LOSSES

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 2000 and 1999:

                                        September 30, September 30,
                                            2000          1999
                                        ------------  -------------
                                          (Dollars in Thousands)
Balance at beginning of period             $ 16,699       13,978
Charge-offs:
   Residential                                 (421)        (244)
   Non-residential and other                   (847)        (848)
                                             ------       ------
     Total charge-offs                       (1,268)      (1,092)
   Recoveries                                   409          352
                                             ------       ------
   Net charge-offs                             (859)        (740)
   Provision for loan losses                  1,746        2,590
                                             ------       ------
Balance at end of period                    $17,586       15,828
                                             ======       ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period  0.05%        0.05
Ratio of allowance for loan losses to
  total loans at the end of the period         0.93         0.91
Ratio of allowance for loan losses to non-
  performing loans at the end of the period  257.23       192.72

                  ASSET/LIABILITY MANAGEMENT

The Company has attempted to reduce its exposure to interest rate risk through the origination and purchase of adjustable-rate mortgage ("ARM") loans, debt securities and MBSs, maintaining an AFS portfolio and extending liability maturities in its certificate of deposit and borrowings portfolios. During the first nine months of 2000, the Bank originated, or purchased for its portfolio, $71.2 million of residential ARM loans and $115.9 million of multi-family, commercial real estate and construction ARM loans. During the nine-month period, the Bank purchased $54.6 million of adjustable-rate debt securities and MBSs. At September 30, 2000, $245.6 million, or 27.2% of the Company's AFS portfolio were adjustable-rate securities and $658.1 million, or 72.8% of the portfolio were fixed-rate securities.

Historically, the Company has been able to maintain a substantial level of core deposits (comprised of checking, savings and money market accounts) which the Company believes helps to limit interest rate risk by providing a relatively stable, low cost, long-term funding base. At September 30, 2000, core deposits represented 46.4% of deposits compared to 45.4% of deposits at December 31, 1999. During the first nine months of 2000, savings accounts decreased by $5.8 million, net of interest, whereas, certificates of deposit increased by $3.9 million, net of interest. The number of checking accounts decreased by 3,329, or 1.7% to 190,249 at September 30, 2000 from 193,578 at December 31, 1999. The number of checking accounts in the supermarket branches decreased by 283 accounts and the number of checking accounts in the traditional branches declined by 3,046 accounts. The Company expects to attract a higher percentage of core deposits from its supermarket branch locations as the supermarket branching program continues to mature. During the first nine months of 2000, the Bank replaced $126.5 million of shorter-term borrowed funds with ten-year, fixed-rate borrowed funds, which can be called after three years of the borrowing date.

              LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of withdrawable deposits and short-term borrowings. The required ratio is currently 4%. The Bank's ratio was 5.43% at September 30, 2000 compared to 4.31% at December 31, 1999.

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

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2000 and December 31, 1999, cash and short-term investments totaled $67.4 million and $42.7 million, respectively.

The Company and the Bank have other sources of liquidity which include debt securities maturing within one year, loans held for sale and AFS securities. Other sources of funds include FHLB advances, which at September 30, 2000 totaled $519.2 million. An additional source of funds are sales of securities under repurchase agreements, which totaled $81.8 million at September 30, 2000.

As of September 30, 2000, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                                                                      Total
                                    Tangible Capital       Leverage Capital     Risk-Based Capital (3)
                                  --------------------   --------------------   -----------------------
                                  Amount   Ratio (1)     Amount   Ratio (1)     Amount   Ratio (1)
                                  ------  ----------     ------  ----------     ------  ----------
                                                       (Dollars in thousands)
Capital for regulatory purposes   $188,612   6.30%       $188,612   6.30%       $205,098   13.17%

Minimum regulatory requirement      59,860   2.00(2)      119,720   4.00(2)      124,604    8.00
                                   -------   ----         -------   ----         -------    ----
Excess                            $128,752   4.30%       $ 68,892   2.30%       $ 80,494    5.17%
                                   =======   ====         =======   ====         =======    ====

(1) For tangible and leverage capital, the ratio is to adjusted total assets. For total risk-based capital, the ratio is to total risk-weighted assets.

(2) Under the OTS's prompt corrective action regulations, (i) the tangible capital requirement was effectively increased from 1.50% to 2.00% since OTS regulations stipulate that an institution with less than 2.00% tangible capital will be deemed to be classified as "critically undercapitalized," and (ii) the leverage capital requirement was effectively increased from 3.00% to 4.00% because under the OTS regulations an institution with less than 4.00% leverage capital is classified as "undercapitalized".

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

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three months and nine months ended September 30, 2000 and 1999 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                           Three months ended September 30,
                                                           2000                        1999
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,860,302 $34,267   7.37%  $1,688,701 $30,615   7.25%
 Other loans                                       21,959     531   9.67       39,093     724   7.41
 Mortgage-backed securities                       691,076  12,384   7.17      800,778  12,952   6.47
 Money market investments                          13,169     120   3.63        2,717      53   7.80
 Debt and equity securities                       254,169   5,004   7.88      236,259   4,134   7.00
                                                ---------  ------           ---------  ------
Total interest-earning assets                   2,840,675  52,306   7.37    2,767,548  48,478   7.01
Non-interest earning assets                       135,661  ------             138,167  ------
                                                ---------                   ---------
   Total assets                                 2,976,336                   2,905,715
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 637,743   4,203   2.62      654,038   5,114   3.13
 Certificate accounts                           1,174,542  17,725   6.00    1,027,514  13,554   5.28
 NOW accounts                                     282,979     192   0.27      243,768     428   0.70
 Money market accounts                             64,989     543   3.34       55,249     430   3.11
 Borrowed funds                                   666,311  10,633   6.38      743,586  10,400   5.59
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,826,564  33,296   4.71    2,724,155  29,926   4.39
Other liabilities                                  32,387  ------              70,176  ------
                                                ---------                   ---------
   Total liabilities                            2,858,951                   2,794,331
Stockholders' equity                              117,385                     111,384
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,976,336                  $2,905,715
                                                =========                   =========
Net interest income/net interest rate spread              $19,010   2.66%             $18,552   2.62%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $14,111           2.68%     $43,393           2.68%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             100.50%                     101.59%
                                                           ======                      ======

                                                            Nine months ended September 30,
                                                           2000                        1999
                                                 ------------------------    ------------------------
                                                                  Average                     Average
                                                 Average          Yield/     Average           Yield/
                                                 Balance Interest  Cost      Balance Interest  Cost
                                                 ------- -------- -------    ------- -------- -------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
 Mortgage loans                                $1,850,670$101,722   7.33%  $1,517,812 $83,130   7.30%
 Other loans                                       23,630   1,606   9.06       36,769   2,360   8.56
 Mortgage-backed securities                       713,503  38,034   7.11      784,139  38,288   6.51
 Money market investments                          10,349     380   4.90        2,149     122   7.57
 Debt and equity securities                       243,896  14,153   7.74      184,446   9,294   6.72
                                                --------- -------           ---------  ------
Total interest-earning assets                   2,842,048 155,895   7.31    2,525,315 133,194   7.03
Non-interest earning assets                       124,931 -------             150,900  ------
                                                ---------                   ---------
   Total assets                                 2,966,979                   2,676,215
                                                =========                   =========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
 Savings accounts                                 640,679  13,220   2.76      622,453  14,798   3.17
 Certificate accounts                           1,148,443  49,377   5.74      950,846  37,378   5.24
 NOW accounts                                     277,462     863   0.42      234,998   1,171   0.66
 Money market accounts                             69,462   1,715   3.30       56,533   1,289   3.04
 Borrowed funds                                   685,069  32,299   6.29      629,823  25,880   5.48
                                                ---------  ------           ---------  ------
Total interest-bearing liabilities              2,821,115  97,474   4.61    2,494,653  80,516   4.30
Other liabilities                                  37,183  ------              65,437  ------
                                                ---------                   ---------
   Total liabilities                            2,858,298                   2,560,090
Stockholders' equity                              108,681                     116,125
                                                ---------                   ---------
Total liabilities and stockholders' equity     $2,966,979                  $2,676,215
                                                =========                   =========

Net interest income/net interest rate spread              $58,421   2.70%             $52,678   2.73%
                                                           ======   ====               ======   ====
Net interest earning assets/net interest margin   $20,933           2.74%     $30,662           2.78%
                                                   ======           ====       ======           ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             100.74%                     101.23%
                                                           ======                      ======

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
                ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. The Company reported net income of $7.0 million for the three months ended September 30, 2000 compared to net income of $3.0 million for the three months ended September 30, 1999. Net interest income increased $458,000 from the prior year period and non-interest income increased $1.4 million from the prior year period. Non-interest expense decreased by $4.5 million, or 22.0% to $15.8 million for the three months ended September 30, 2000 from $20.3 million for the same period in 1999. The decrease in non-interest expense was due to the restructuring of the residential mortgage division, the reduction of the Company's workforce and the elimination of certain discretionary expenses. Income tax expense increased $2.7 million due to an increase of $6.7 million in pre-tax income.

NET INTEREST INCOME. Net interest income increased by $458,000, or 2.5% to $19.0 million for the three months ended September 30, 2000 from $18.6 million for the three months ended September 30, 1999. The increase was primarily due to an increase in the total average balance of interest-earning assets of $73.1 million, or 2.6% to $2.84 billion for the three months ended September 30, 2000 from $2.77 billion for the same period last year. This growth is mainly due to growth in the Bank's mortgage loan and debt and equity securities portfolios. The average yield on interest-earning assets increased to 7.37% for the three-month period ended September 30, 2000 from 7.01% for the three-month period in 1999, resulting from the general increase in market interest rates in 1999 and the first nine months of 2000. The average cost of interest-bearing liabilities increased to 4.71% from 4.39% for the three months ended September 30, 2000 and 1999, respectively. The net interest spread was 2.66% for the three months ended September 30, 2000 compared to 2.62% for the comparable period in 1999.

Interest income increased by $3.8 million, or 7.9% to $52.3 million for the three months ended September 30, 2000 from $48.5 million for the three months ended September 30, 1999. The increase was primarily the result of a $3.7 million increase in interest income on mortgage loans and an increase of $870,000 in interest income on debt and equity securities.

Interest income on mortgage loans increased by $3.7 million, or 11.9% to $34.3 million for the three months ended September 30, 2000, from $30.6 million for the comparable three-month period in 1999, primarily as a result of an increase in average balances of mortgage loans of $171.6 million and an increase of 12 basis points in the average yield.

Interest income on debt and equity securities increased by $870,000, or 21.0% to $5.0 million for the three months ended September 30, 2000 from $4.1 million for the comparable three-month period in 1999, primarily as a result of an increase in the average balance outstanding of $17.9 million and an increase in the average yield of 88 basis points. The increase in average balances between the periods was primarily due to an emphasis on purchases of debt and equity securities for the AFS portfolio due to more favorable rates and shorter durations than MBSs.

Interest expense increased by $3.4 million, or 11.3% to $33.3 million for the three months ended September 30, 2000 from $29.9 million for the three months ended September 30, 1999. The increase was the result of a $3.1 million increase in interest expense on deposits and an increase of $233,000 in interest expense on borrowed funds.

Interest expense on deposits increased by $3.1 million, or 16.1% to $22.7 million for the three months ended September 30, 2000 from

$19.5 million for the comparable three-month period in 1999. This increase was primarily due to the average balance which increased by $179.7 million, or 9.1% to $2.16 billion for the three months ended September 30, 2000 from $1.98 billion for the comparable three-month period in 1999. The increase in deposits was primarily attributable to the Bank's supermarket banking program. At September 30, 2000, the Bank had 62 supermarket branches operating with deposits totaling $929.3 million compared to 61 supermarket branches at September 30, 1999 with deposits totaling $778.1 million. The increase in the average balance was primarily due to certificate account balances which increased by $147.0 million, or 14.3% to $1.17 billion for the three months ended September 30, 2000 from $1.03 billion for the comparable three-month period in 1999. Interest expense on certificate accounts increased by $4.2 million, or 30.8% to $17.7 million for the three months ended September 30, 2000 from $13.6 million in the same period in 1999. The average cost of certificate accounts was 6.00% for the third quarter of 2000 compared to 5.28% for the third quarter of 1999, primarily due to the general rise in market interest rates between the periods. The overall average cost of deposits was 4.20% for the three months ended September 30, 2000 compared to 3.94% for the third quarter of 1999.

Interest expense on borrowed funds increased by $233,000, or 2.2% to $10.6 million for the three months ended September 30, 2000 from $10.4 million for the comparable three-month period in 1999. Borrowed funds, on an average basis, decreased by $77.3 million between the periods due primarily since deposit inflows and other cash flows have been used to pay down borrowings due to a reduction in mortgage loan originations. The average rate paid on borrowings increased to 6.38% for the three months ended September 30, 2000 from 5.59% for the prior year period due to an increase in market interest rates during 1999 and the first nine months of 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $596,000 for loan losses for the three months ended September 30, 2000 compared to $1.0 million for the comparable three-month period in 1999. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the decrease in non-performing loans.

NON-INTEREST INCOME. Non-interest income increased by $1.4 million, or 18.1% for the three months ended September 30, 2000 to $9.0 million from $7.6 million for the comparable three-month period in 1999. Retail banking fees increased by $1.4 million, or 32.2% to $5.9 million for the third quarter of 2000 compared to $4.5 million for the same period last year. The increase in retail banking fees is primarily due to the number of checking accounts which increased by 2,539, or 1.4% to 190,249 accounts at September 30, 2000 from 187,710 accounts at September 30, 1999. A significant portion of this growth is attributable to the Bank's supermarket banking program. The supermarket branches generated retail banking fees of $4.7 million for the third quarter of 2000 compared to $3.5 million for the third quarter of last year. Insurance, annuity and mutual fund fees for the third quarter of 2000 increased by $153,000, or 6.9% to $2.4 million from $2.2
million for the same period last year.   Non-interest income for
the third quarter of 2000 included $86,000 of mortgage banking income compared to mortgage banking income of $97,000 in the third quarter of 1999. Loan fees and servicing income was $267,000 for the third quarter of 2000 compared to $528,000 for the same period last year since the results for 1999 included additional fees on commercial real estate loans. The decrease in mortgage banking income is due to a decrease in the Bank's loans held for sale volume as a result of the wind-down and reorganization of the Bank's residential mortgage origination operation. The Company realized gains of $146,000 on the sale of interest earning assets during the third quarter of 2000, compared to a gain of $111,000 during the third quarter of last year.

NON-INTEREST EXPENSE. Non-interest expense decreased by $4.5 million, or 22.0% for the three months ended September 30, 2000 to $15.8 million from $20.3 million for the comparable three-month period in 1999. The decrease was due to the restructuring of the residential mortgage division, the reduction of the Company's workforce and the elimination of certain discretionary expenses beginning in the first quarter of 2000.

Compensation and benefit costs decreased by $2.5 million, or 23.3% from $10.9 million in the third quarter of 1999 to $8.4 million in the third quarter of 2000. The decrease was due to the aforementioned reduction of the Company's workforce and wind-down of the residential mortgage division.

Occupancy and equipment costs decreased by $376,000, or 10.8% to $3.1 million for the third quarter of 2000 from $3.5 million for the same period last year primarily due to the closing of residential lending offices as a result of restructuring of the residential mortgage division. Data processing expenses increased by $168,000, or 17.0%, to $1.2 million for the third quarter of 2000 from $1.0 million for the same period in the prior year primarily due to growth in the supermarket banking program. The costs incurred for the federal deposit insurance premiums decreased by $150,000, or 58.8% to $105,000 for the three months ended September 30, 2000 from $255,000 for the same period last year due to a legislative change effective January 1, 2000. The assessment recognized for the third quarter of 2000 represented the Bank's share of interest due on the Financing Corporation bonds. The Bank is no longer subject to a quarterly premium for the SAIF fund due to its current risk classification. Other operating costs decreased by $1.4 million, or 31.4% to $3.1 million for the three months ended September 30, 2000 from $4.5 million for the same period last year, due primarily to the restructuring of the residential mortgage lending division and the elimination of certain discretionary expenses.

INCOME TAX EXPENSE. Income tax expense was $4.6 million for an effective tax rate of 39.4% for the three months ended September 30, 2000 compared to income tax expense of $1.9 million for an effective tax rate of 39.0% for the comparable period in 1999.

      COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. The Company reported net income of $14.2 million for the nine months ended September 30, 2000 compared to net income of $8.9 million for the nine months ended September 30, 1999. Net interest income increased $5.7 million from the prior year period and non-interest income increased $1.9 million from the prior year period. Non-interest expense increased by $167,000, or 0.3% to $60.3 million for the nine months ended September 30, 2000 from $60.2 million for the nine months ended September 30, 1999. The increase was due primarily to pre-tax net restructuring charges of $6.9 million recognized in the first half of 2000. The Company recorded a net restructuring charge of approximately $6.6 million related to the completed sale of parts of the residential mortgage origination division and the reorganization of the remainder of the division. The Company also implemented a plan during the first quarter of 2000 to reduce operating expenses through a reduction in the Company's workforce and the elimination of certain discretionary expenses. Income tax expense increased $3.0 million due to an increase of $8.3 million in pre-tax income.

NET INTEREST INCOME. Net interest income increased by $5.7 million, or 10.9% to $58.4 million for the nine months ended September 30, 2000 from $52.7 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in the total average balance of interest-earning assets of $316.7 million, or 12.5% to $2.84 billion for the nine months ended September 30, 2000 from $2.53 billion for the same period last year. This growth is mainly due to growth in the Bank's mortgage loan and debt and equity securities portfolios. The average yield on interest-earning assets increased to 7.31% for the nine-month period ended September 30, 2000 from 7.03% for the nine-month period in 1999, resulting from the general increase in market interest rates in 1999 and the first nine months of 2000. The average cost of interest-bearing liabilities increased to 4.61% from 4.30% for the nine months ended September 30, 2000 and 1999, respectively. The net interest spread was 2.70% for the nine months ended September 30, 2000 compared to 2.73% for the comparable period in 1999.

Interest income increased by $22.7 million, or 17.5% to $155.9 million for the nine months ended September 30, 2000 from $133.2 million for the nine months ended September 30, 1999. The increase was primarily the result of a $18.6 million increase in interest income on mortgage loans and an increase of $4.9 million in interest income on debt and equity securities.

Interest income on mortgage loans increased by $18.6 million, or 22.4% to $101.7 million for the nine months ended September 30, 2000, from $83.1 million for the comparable nine-month period in 1999, primarily as a result of an increase in average balances of mortgage loans of $332.9 million.

Interest income on debt and equity securities increased by $4.9 million, or 52.3% to $14.2 million for the nine months ended September 30, 2000 from $9.3 million for the comparable nine-month period in 1999, primarily as a result of an increase in the average balance outstanding of $59.5 million and an increase in yield of 102 basis points. The increase in average balances between the periods was primarily due to the leverage strategy related to Haven Capital Trust II which was issued in May 1999 and an emphasis on purchases of debt and equity securities for the AFS portfolio due to better rates and shorter durations than MBSs.

Interest expense increased by $17.0 million, or 21.1% to $97.5 million for the nine months ended September 30, 2000 from $80.5 million for the nine months ended June 30, 1999. The increase was the result of a $10.6 million increase in interest expense on deposits and an increase of $6.4 million in interest expense on borrowed funds.

Interest expense on deposits increased by $10.6 million, or 19.3% to $65.2 million for the nine months ended September 30, 2000 from $54.6 million for the comparable nine-month period in 1999. This increase was primarily due to the average balance of deposits which increased by $271.2 million, or 14.5% to $2.14 billion for the nine months ended September 30, 2000 from $1.86 billion for the comparable nine-month period in 1999. The increase in deposits was primarily attributable to the Bank's supermarket banking expansion during 1999. The increase in average balance was primarily due to certificate account balances which increased by $197.6 million, or 20.8% to $1.15 billion for the nine months ended September 30, 2000 from $950.8 million for the comparable nine-month period in 1999. Interest expense on certificate accounts increased by $12.0 million, or 32.1% to $49.4 million for the nine months ended September 30, 2000 from $37.4 million in the same period in 1999. The average cost of certificate accounts was 5.74% for the nine months ended September 30, 2000 compared to 5.24% for the nine months ended September 30, 1999, primarily due to the general rise in market interest rates between the periods. The overall average cost of deposits was 4.07% for the nine months ended September 30,

2000 compared to 3.91% for the nine months ended September 30, 1999.

Interest expense on borrowed funds increased by $6.4 million, or 24.8% to $32.3 million for the nine months ended September 30, 2000 from $25.9 million for the comparable nine-month period in 1999. Borrowed funds on an average basis increased by $55.2 million between the periods due primarily to the addition of short-term FHLB advances and securities sold under agreements to repurchase in order to complement deposit growth as a funding mechanism for mortgage loan originations during the first quarter of 2000. Subsequent to the sale of parts of the residential mortgage origination division and the reorganization of the remainder of the division during the first quarter, deposit inflows and other cash flows have been used to pay down borrowings and to purchase AFS securities as part of the leverage strategy related to Haven Capital Trust II which was issued in May 1999. The average rate paid on borrowings increased to 6.29% for the nine months ended September 30, 2000 from 5.48% for the prior year period due to an increase in market interest rates during 1999 and the first nine months of 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $1.7 million for loan losses for the nine months ended September 30, 2000 compared to $2.6 million for the comparable nine-month period in 1999. The provision for loan losses is established based on management's periodic review and evaluation of the loan portfolio and reflects the decrease in non-performing loans.

NON-INTEREST INCOME. Non-interest income increased by $1.9 million, or 7.6% for the nine months ended September 30, 2000 to $26.3 million from $24.5 million for the comparable nine-month period in 1999. Retail banking fees increased by $5.2 million, or 45.3% to $16.6 million for the nine months ended September 30, 2000 compared to $11.4 million for the same period last year. The supermarket branches generated savings and checking fees of $13.0 million for the nine months ended September 30, 2000 compared to $8.6 million for the same period last year. Insurance, annuity and mutual fund fees for the nine months ended September 30, 2000 increased by $431,000, or 6.8% to $6.8 million from $6.4 million for the same period last year. Non-interest income for the nine months ended September 30, 2000 included $1.3 million of mortgage banking income compared to mortgage banking income of $3.0 million in the same period of 1999. The decrease in mortgage banking income is due to a decrease in the Bank's loans held for sale volume as a result of the wind-down and reorganization of the Bank's residential mortgage origination operation. The net gain realized on sales of interest-earning assets was $271,000 for the nine months ended September 30, 2000 compared to $1.7 million for the same period last year.

NON-INTEREST EXPENSE. Non-interest expense increased by $167,000, or 0.3% for the nine months ended September 30, 2000 to $60.3 million from $60.2 million for the comparable nine-month period in 1999. The increase was primarily the result of restructuring charges, net of recoveries, totaling $6.9 million. Excluding the restructuring charges, non-interest expense decreased by $6.7 million, or 11.2%, for the nine months ended September 30, 2000 from the prior year period. Compensation and benefits costs decreased by $4.9 million, or 15.0% for the nine months ended September 30, 2000 to $28.0 million from $32.9 million for the prior year period due to the reduction in staff and wind-down of the residential mortgage division previously discussed. Data processing expenses for the nine months ended September 30, 2000 increased by $741,000, or 28.8%, to $3.3 million, from $2.6 million for the comparable period in the prior year. The increase is primarily attributable to the growth in the supermarket banking program. The costs incurred for the federal deposit insurance premiums decreased by $430,000, or 56.4% to $333,000 for the nine months ended September 30, 2000 from $763,000 for the same period last year due to a legislative change effective January 1, 2000. The assessment booked for the first nine months of 2000 represented the Bank's share of interest due on the Financing Corporation bonds. The Bank is no longer subject to a quarterly premium for the SAIF fund due to its current risk classification. Other operating costs decreased by $1.7 million, or 12.0% to $12.1 million for the nine months ended September 30, 2000 from $13.7 million for the same period last year, due primarily to the reduction in staff and wind-down of the residential mortgage division previously discussed.

INCOME TAX EXPENSE. Income tax expense was $8.5 million for an effective tax rate of 37.3% for the nine months ended September 30, 2000 compared to income tax expense of $5.5 million for an effective tax rate of 38.3% for the comparable period in 1999. The decrease in the effective tax rate was due to additional tax savings realized from the formation of the Bank's wholly-owned subsidiary, CFS Investments New Jersey, Inc., a New Jersey Investment Company, during the fourth quarter of 1999.

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

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In February, 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of the Bank. At September 30, 2000, the Bank has a lawsuit related thereto pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in actual damages and an additional $12.4 million of unspecified damages. The Bank's ultimate liability, if any, which might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and has and will continue to defend its position.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
             27.1 Financial Data Schedule.
         (b) Reports on Form 8-K
             (i)   The Company filed a Form 8-K on October 19,
                   2000, which reported information under Item 5 -
                   "Other Events."

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HAVEN BANCORP INC.
                                  (Registrant)


Date:  November 14, 2000       By:   /s/  Philip S. Messina
                                    ---------------------------
                                    Philip S. Messina
                                    Chairman of the Board and
                                      Chief Executive Officer


Date:  November 14, 2000       By:   /s/  Catherine Califano
                                    ---------------------------
                                    Catherine Califano
                                    Senior Vice President
                                      and Chief Financial Officer